Form 10-Q
period 1997-06-30
AURORA BIOSCIENCES CORP
filed 1997-08-14
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                             -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                         -------


                         AURORA BIOSCIENCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       33-0669859
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11149 N. Torrey Pines Road, La Jolla, CA                    92037
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                 (619) 452-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
         Class                                             July 31, 1997
         -----                                             -------------
Common Stock, $.001 par value                                17,041,181

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                     PAGE NO.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Balance sheets - June 30, 1997 (Unaudited) and December 31, 1996.................................3

         Statements of operations (Unaudited) - Three and six months ended
         June 30, 1997 and 1996...........................................................................4

         Statements of cash flows (Unaudited) - Six months ended June 30, 1997 and 1996...................5

         Notes to financial statements (Unaudited) - June 30, 1997........................................6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................7

PART II. OTHER INFORMATION

         ITEM 2.  Changes in Securities...................................................................9

         ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................9

         ITEM 6.  Exhibits and Reports on Form 8-K........................................................10

SIGNATURES................................................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                                        June 30,          December 31,
                                                                                          1997                1996
                                                                                      ------------        ------------
                                                                                      (Unaudited)            (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                                         $ 42,761,531        $  3,914,038
    Investment securities, available-for-sale                                            5,016,618           9,252,870
    Accounts receivable under collaborative agreements                                     748,000           1,116,523
    Prepaid expenses                                                                       691,420             228,029
    Other current assets                                                                   470,484             169,175
                                                                                      ------------        ------------
        Total current assets                                                            49,688,053          14,680,635
Equipment, furniture and leaseholds, net                                                 3,033,137           1,901,515
Notes receivable from officers and employees                                               277,000             200,000
Other assets                                                                             1,116,834             732,374
                                                                                      ------------        ------------
                                                                                      $ 54,115,024        $ 17,514,524
                                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $    732,296        $    299,819
    Accrued compensation                                                                   199,103             319,770
    Unearned revenue                                                                       637,500             250,000
    Capital lease obligations, current portion                                             677,303             350,247
                                                                                      ------------        ------------
        Total current liabilities                                                        2,246,202           1,219,836

Capital lease obligations, less current portion                                          1,899,260           1,110,897

Stockholders' equity:
    Convertible preferred stock, $.001 par value; 7,500,000 and 25,000,000 shares authorized, none and 9,915,973 shares issued and outstanding at
      June 30, 1997 and December 31, 1996, respectively; aggregate liquidation
      preference of $18,679,119 at December 31, 1996                                            --               9,916
    Common stock, $.001 par value, 50,000,000 shares authorized, 16,890,997 and
      2,865,156 shares issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively                                                       16,891               2,865
    Additional paid-in capital                                                          59,323,380          18,887,790
    Deferred compensation                                                               (3,581,328)           (371,573)
    Accumulated deficit                                                                 (5,789,381)         (3,345,207)
                                                                                      ------------        ------------
        Total stockholders' equity                                                      49,969,562          15,183,791
                                                                                      ------------        ------------
                                                                                      $ 54,115,024        $ 17,514,524
                                                                                      ============        ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three months ended June 30,             Six months ended June 30,
                                               --------------------------------        --------------------------------
                                                   1997                1996                1997                1996
                                               ------------        ------------        ------------        ------------
Revenue:
    Screening system development               $    598,000        $         --        $  1,248,000        $         --
    Screening services                              942,500                  --           1,347,500                  --
    License fees                                    487,500                  --             975,000                  --
                                               ------------        ------------        ------------        ------------
        Total revenue                             2,028,000                  --           3,570,500                  --

Operating expenses:
    Cost of screening system development          1,578,871                  --           2,266,483                  --
    Cost of screening services                      519,321                  --             806,761                  --
    Research and development                        932,241             573,031           1,843,070             978,169
    General and administrative                      752,213             282,651           1,394,381             419,897
                                               ------------        ------------        ------------        ------------
        Total operating expenses                  3,782,646             855,682           6,310,695           1,398,066
                                               ------------        ------------        ------------        ------------
Loss from operations                             (1,754,646)           (855,682)         (2,740,195)         (1,398,066)
Interest income                                     228,659             187,035             431,842             230,208
Interest expense                                    (76,559)                 --            (135,821)                 --
                                               ------------        ------------        ------------        ------------
Net loss                                       $ (1,602,546)       $   (668,647)       $ (2,444,174)       $ (1,167,858)
                                               ============        ============        ============        ============
Net loss per share                             $      (0.12)       $      (0.05)       $      (0.18)       $      (0.12)
                                               ============        ============        ============        ============
Shares used in computing net loss per share      13,908,935          13,123,268          13,655,949           9,463,409
                                               ============        ============        ============        ============




                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six months ended June 30,
                                                                      --------------------------------
                                                                          1997                1996
                                                                      ------------        ------------
OPERATING ACTIVITIES:
Net loss                                                              $ (2,444,174)       $ (1,167,858)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                          346,601               9,150
    Forgiveness of notes receivable from officers and employees                 --              93,129
    Amortization of deferred compensation                                  332,167                  --
    Change in operating assets and liabilities:
        Accounts receivable under collaborative agreements                 368,523                  --
        Prepaid expenses and other current assets                         (764,700)           (408,687)
        Accounts payable and accrued compensation                          311,810             187,755
        Unearned revenue                                                   387,500                  --
                                                                      ------------        ------------
Net cash used in operating activities                                   (1,462,273)         (1,286,511)
                                                                      ------------        ------------
INVESTING ACTIVITIES:
Purchases of investment securities                                      (1,485,021)         (9,681,097)
Sales and maturities of investment securities                            5,721,273                  --
Purchases of equipment, furniture and leaseholds                          (107,384)           (485,738)
Notes receivable from officers and employees                               (77,000)            (23,331)
Other assets                                                              (384,460)             (5,076)
                                                                      ------------        ------------
Net cash provided by (used in) investing activities                      3,667,408         (10,195,242)
                                                                      ------------        ------------
FINANCING ACTIVITIES:
Issuance (cost) of convertible preferred stock, net                        (36,528)         15,617,650
Issuance of common stock, net                                           36,934,306               7,842
Issuance of notes payable                                                       --             449,997
Principal payments on capital lease obligations                           (255,420)             (2,334)
                                                                      ------------        ------------
Net cash provided by financing activities                               36,642,358          16,073,155
                                                                      ------------        ------------
Net increase in cash and cash equivalents                               38,847,493           4,591,402
Cash and cash equivalents at beginning of period                         3,914,038              11,119
                                                                      ------------        ------------
Cash and cash equivalents at end of period                            $ 42,761,531        $  4,602,521
                                                                      ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                         $    135,821        $         --
                                                                      ============        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
Equipment acquired under capital leases                               $  1,370,839        $     81,513
                                                                      ============        ============
Conversion of notes payable to convertible preferred stock            $         --        $    924,997
                                                                      ============        ============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)



1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Aurora Biosciences Corporation ("Aurora" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's prospectus dated June 19, 1997, filed with the Securities and Exchange Commission.

2.       STOCKHOLDERS' EQUITY

         On June 19, 1997, the Company completed an initial public offering of 4,000,000 shares of common stock at $10.00 per share, with the Company receiving proceeds, net of underwriting discounts and commissions, of $37.2 million. On July 23, 1997, the Company sold an additional 150,184 shares of common stock in connection with the partial exercise of an over-allotment option granted to the underwriters for proceeds of $1.4 million.

3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's prospectus dated June 19, 1997 relating to the Company's initial public offering.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. The Company is developing an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and an ultra-high throughput screening ("UHTS") system designed to integrate advanced instrumentation and miniaturized assays. The Company has incurred losses since inception and, as of June 30, 1997, had an accumulated deficit of $5.8 million.

The Company's ability to achieve profitability will depend in part on its ability to successfully develop its UHTS system, provide screen development and screening services to pharmaceutical and biotechnology companies, achieve acceptable performance specifications for the UHTS system and gain industry acceptance of its systems, services and technologies. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. The Company has not yet generated any revenue from milestones under its collaborative agreements. Royalties or other revenue from commercial sales of products developed from any compounds identified by using the Company's technologies are not expected for at least several years, if at all. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount and therefore the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

Three and six months ended June 30, 1997 and 1996

Revenue from screening system development, screening services and license fees totaled $598,000, $943,000 and $488,000, respectively, for the three months ended June 30, 1997, and $1,248,000, $1,348,000 and $975,000, respectively, for the six months ended June 30, 1997. There was no revenue recorded for the three and six months ended June 30, 1996. The 1997 revenue resulted from the Company's collaborative agreements with Bristol-Myers Squibb, Eli Lilly and Company, Roche Bioscience Corporation and Allelix Biopharmaceuticals, Inc. and the technology alliance with Packard Instrument Company.

Cost of screening system development and cost of screening services totaled $1,579,000 and $519,000, respectively, for the three months ended June 30, 1997 and $2,266,000 and $807,000, respectively, for the six months ended June 30, 1997. There was no cost of screening system development or cost of screening services for the three and six months ended June 30, 1996.

Research and development expenses increased to $932,000 for the three months ended June 30, 1997 from $573,000 for the three months ended June 30, 1996. Research and development expenses increased to $1,843,000 for the six months ended June 30, 1997 from $978,000 for the six months ended June 30, 1996. The increases were attributable to increased research and development personnel expenses,

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1997

increased equipment, depreciation and facilities expenses in connection with the expansion of operations, payments under technology development and license agreements and the purchase of laboratory supplies.

General and administrative expenses increased to $752,000 from $283,000 for the three months ended June 30, 1997 and 1996, respectively, and increased to $1,394,000 from $420,000 for the six months ended June 30, 1997 and 1996, respectively. The increases were attributable to increased management and administrative personnel expenses, increased depreciation and facilities expenses in connection with the expansion of operations and legal and professional fees incurred in connection with the overall scale-up of the Company's operations and business development efforts.

Net interest income decreased to $152,000 from $187,000 for the three months ended June 30, 1997 and 1996, respectively, and increased to $296,000 for the six months ended June 30, 1997 from $230,000 for the same period in 1996. Interest income has primarily been generated to date from the proceeds of the private placement of equity securities in March 1996 and has been offset by interest expense incurred on capital lease obligations entered into during the second half of 1996 and the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, Aurora held cash, cash equivalents and investment securities available-for-sale of $47.8 million and working capital of $47.4 million. The Company has funded its operations to date primarily through the issuance of equity securities with aggregate net proceeds of $55.6 million, capital equipment lease financing totaling $3.1 million, interest income and receipts from corporate collaborations and strategic technology alliances totaling $5.7 million through June 30, 1997.

The Company has entered into various strategic technology agreements with third parties regarding the development of instrumentation technology which require the Company to make future payments totaling approximately $900,000 through 1998 if all milestones are met. In addition, the Company has entered into license agreements with third parties regarding certain inventions and technologies for which the Company is obligated to make future payments totaling $750,000 over the next seven years.

To date, all revenue received by the Company has been from collaborations and technology alliances. The Company expects that substantially all revenue for the foreseeable future will come from collaborators and interest income.

The Company has entered into collaborative agreements with Bristol-Myers Squibb and Eli Lilly and Company, and drug discovery collaborations with Sequana Therapeutics, Inc., Alanex Corporation and ArQule, Inc. The Company's ability to achieve profitability will be dependent in part upon the ability of the Company to enter into additional corporate collaborations. Although the Company is actively seeking to enter into a collaborative agreement prior to the end of the year with at least one additional pharmaceutical company, there can be no assurance that the Company will be able to negotiate such collaborative agreement or additional collaborative agreements in the future on acceptable terms, if at all, or that such current or future collaborative agreements will be successful and provide the Company with expected benefits.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1997

ITEM 2. CHANGES IN SECURITIES

On April 25, 1997, the Company effected a four-for-five reverse split of the shares of common stock outstanding as of such date. The split did not directly adjust the outstanding shares of Preferred Stock, but instead adjusted the conversion ratio for such shares. As a result of the Company's initial public offering of Common Stock completed June 18, 1997, all outstanding shares of Preferred Stock were automatically converted into 9,915,973 shares of Common Stock. The Company's Restated Certificate of Incorporation has been amended and restated to delete all references to such shares of Preferred Stock. Under the Certificate of Incorporation, as amended and restated, the Board of Directors has the authority, without further action by stockholders, to issue up to 7,500,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon such Preferred Stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 1997, in connection with the preparation for its initial public offering (the "IPO"), the Company solicited the written consent of its stockholders with respect to various matters. The matters for which stockholder consent was solicited were as follows:

PROPOSAL 1: The amendment of the Company's Restated Certificate of Incorporation (the "Restated Certificate") prior to the IPO to effectuate a 4-for-5 reverse stock split of the outstanding shares of the Company's Common Stock.

PROPOSAL 2: The restatement of the Company's Restated Certificate, to be effective upon the closing of the IPO, to effectuate the following: (i) eliminate the provisions relating to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock following the conversion of such Preferred Stock to Common Stock upon the closing of the IPO; (ii) decrease the total number of authorized shares of the Company's Preferred Stock from 25,000,000 to 7,500,000; and (iii) adopt certain stockholder protection measures.

PROPOSAL 3: The restatement of the Company's Amended and Restated Bylaws upon the closing of the IPO to include stockholder protection measures that correspond to those set forth in the Restated Certificate, as amended above, and to effect certain other changes.

PROPOSAL 4: Approval of the amendment and restatement of the Company's 1996 Stock Plan (the "Stock Plan") to increase the number of shares reserved under the Stock Plan and adopt certain other changes to address recent developments in the federal securities and tax laws.

PROPOSAL 5: Approval of the adoption of the Company's Non-Employee Directors' Stock Option Plan.

PROPOSAL 6: Approval of the adoption of the Company's Employee Stock Purchase Plan.

PROPOSAL 7: Approval of the form of indemnity agreement to be entered into between the Company and its officers and directors.

The voting of stockholders with respect to each of the foregoing proposals was as follows:

            CONSENTS RECEIVED                   CONSENTS NOT RECEIVED
            -----------------                   ---------------------
               14,445,399                             1,565,056

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1997

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          3.1(1)  Restated Certificate of Incorporation
          3.2(2)  Restated Bylaws
         11.1     Statement regarding Computation of Net Loss per Share
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K filed during the quarter ended June 30, 1997:

         None





(1) Previously filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-23407)

(2) Previously filed as Exhibit 3.5 to the Company's Registration Statement on Form S-1 (File No. 333-23407)

                         AURORA BIOSCIENCES CORPORATION
                                 JUNE 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                      Aurora Biosciences Corporation




Date: August 13, 1997                 By:  /s/ Deborah J. Tower
                                         ---------------------------------------
                                      Deborah J. Tower
                                      Senior Director of Finance and
                                      Administration (on behalf of the
                                      Registrant and as Registrant's Principal
                                      Financial and Accounting Officer)