Form 10-Q
period 1997-09-30
AURORA BIOSCIENCES CORP
filed 1997-11-14
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 1997

                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                        ---------


                         AURORA BIOSCIENCES CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    33-0669859
----------------------------------------               ---------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  11010 Torreyana Road, San Diego, CA                          92121
----------------------------------------               ---------------------
(Address of principal executive offices)                     (Zip code)

                                 (619) 452-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 11149 N. Torrey Pines Road, La Jolla, CA 92037
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
          Class                                                October 31, 1997
          -----                                                ----------------
Common Stock, $.001 par value                                      17,029,885

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

        Balance Sheets - September 30, 1997 (Unaudited) and December 31, 1996..........3

        Statements of Operations (Unaudited) - Three and nine months ended
        September 30, 1997 and 1996....................................................4

        Statements of Cash Flows (Unaudited) - Nine months ended
        September 30, 1997 and 1996....................................................5

        Notes to Financial Statements (Unaudited) - September 30, 1997.................6

        ITEM 2.

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................................8

PART II.  OTHER INFORMATION

        ITEM 2.  Changes in Securities and Use of Proceeds.............................11

        ITEM 6.  Exhibits and Reports on Form 8-K......................................11

SIGNATURE..............................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS


                                                                     September 30,       December 31,
                                                                          1997               1996
                                                                      ------------       ------------
                                                                       (Unaudited)          (Note)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $ 29,346,325       $  3,914,038
   Investment securities, available-for-sale                            16,255,344          9,252,870
   Accounts receivable under collaborative agreements                    2,615,694          1,116,523
   Prepaid expenses                                                        546,667            228,029
   Other current assets                                                  2,980,707            169,175
                                                                      ------------       ------------
      Total current assets                                              51,744,737         14,680,635
Equipment, furniture and leaseholds, net                                 3,793,788          1,901,515
Notes receivable from officers and employees                               290,000            200,000
Other assets                                                             1,028,614            732,374
                                                                      ------------       ------------
                                                                      $ 56,857,139       $ 17,514,524
                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $    844,102       $    299,819
   Accrued compensation                                                    205,432            319,770
   Unearned revenue                                                        427,501            250,000
   Capital lease obligations, current portion                              845,077            350,247
                                                                      ------------       ------------
      Total current liabilities                                          2,322,112          1,219,836

Capital lease obligations, less current portion                          2,293,689          1,110,897

Stockholders' equity:
   Convertible preferred stock, $.001 par value; 7,500,000
     and 25,000,000 shares authorized, none and 9,915,973 shares issued and outstanding at September 30, 1997 and
     December 31, 1996, respectively                                            --              9,916
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 17,018,141 and 2,865,156 shares issued and
     outstanding at September 30, 1997 and December 31,
     1996, respectively                                                     17,018              2,865
   Additional paid-in capital                                           60,436,426         18,887,790
   Deferred compensation                                                (3,319,484)          (371,573)
   Accumulated deficit                                                  (4,892,622)        (3,345,207)
                                                                      ------------       ------------
      Total stockholders' equity                                        52,241,338         15,183,791
                                                                      ------------       ------------
                                                                      $ 56,857,139       $ 17,514,524
                                                                      ============       ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                    Three months ended September 30,      Nine months ended September 30,
                                    -------------------------------       -------------------------------
                                        1997               1996               1997               1996
                                    ------------       ------------       ------------       ------------
Revenue:
   Screening systems                $  2,604,056       $         --       $  3,852,056       $         --
   Screening services                    922,907                 --          2,270,407                 --
   License fees                          487,500                 --          1,462,500                 --
                                    ------------       ------------       ------------       ------------
      Total revenue                    4,014,463                 --          7,584,963                 --

Operating expenses:
   Cost of screening systems             996,771                 --          3,263,254                 --
   Cost of screening services            567,437                 --          1,374,198                 --
   Research and development            1,289,841          1,457,514          3,132,912          2,435,683
   General and administrative            829,440            388,613          2,223,820            808,510
                                    ------------       ------------       ------------       ------------
      Total operating expenses         3,683,489          1,846,127          9,994,184          3,244,193
                                    ------------       ------------       ------------       ------------

Income (loss) from operations            330,974         (1,846,127)        (2,409,221)        (3,244,193)

Interest income                          666,338            186,676          1,098,180            416,883
Interest expense                        (100,553)           (13,742)          (236,374)           (13,742)
                                    ------------       ------------       ------------       ------------
Net income (loss)                   $    896,759       $ (1,673,193)      $ (1,547,415)      $ (2,841,052)
                                    ============       ============       ============       ============

Net income (loss) per share         $       0.05       $      (0.13)      $      (0.10)      $      (0.27)
                                    ============       ============       ============       ============

Shares used in computing
   net income (loss) per share        17,576,501         13,180,819         14,751,188         10,711,591
                                    ============       ============       ============       ============



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                      1997               1996
                                                                  ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                          $ (1,547,415)      $ (2,841,052)
Adjustments to reconcile net loss to net cash used in
  operating activities
   Depreciation and amortization                                       616,977             46,062
   Amortization of deferred compensation                               572,493                 --
   Change in operating assets and liabilities:
      Accounts receivable under collaborative agreements            (1,499,171)                --
      Prepaid expenses and other current assets                     (3,130,170)          (713,033)
      Accounts payable and accrued compensation                        429,945            299,440
      Unearned revenue                                                 177,501                 --
                                                                  ------------       ------------
Net cash used in operating activities                               (4,379,840)        (3,208,583)
                                                                  ------------       ------------
INVESTING ACTIVITIES:
Purchases of investment securities                                 (14,472,855)       (12,139,632)
Sales and maturities of investment securities                        7,470,381          1,500,000
Purchases of equipment, furniture and leaseholds                      (382,867)          (312,362)
Notes receivable from officers and employees                           (90,000)           (23,331)
Other assets                                                          (296,240)          (133,822)
                                                                  ------------       ------------
Net cash used in investing activities                               (7,771,581)       (11,109,147)
                                                                  ------------       ------------
FINANCING ACTIVITIES:
Issuance (cost) of convertible preferred stock, net                    (36,528)        15,617,650
Issuance of common stock, net                                       38,068,997             78,013
Issuance of notes payable                                                   --            449,997
Principal payments on capital lease obligations                       (448,761)           (47,768)
                                                                  ------------       ------------
Net cash provided by financing activities                           37,583,708         16,097,892
                                                                  ------------       ------------

Net increase in cash and cash equivalents                           25,432,287          1,780,162

Cash and cash equivalents at beginning of period                     3,914,038             11,119
                                                                  ------------       ------------

Cash and cash equivalents at end of period                        $ 29,346,325       $  1,791,281
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                     $    236,374       $     13,742
                                                                  ============       ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Equipment acquired under capital leases                           $  2,126,383       $    991,319
                                                                  ============       ============
Conversion of notes payable to convertible preferred stock        $         --       $    924,997
                                                                  ============       ============



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

2.      STOCKHOLDERS' EQUITY

        On June 19, 1997, the Company completed an initial public offering of 4,000,000 shares of common stock at $10.00 per share, with the Company receiving proceeds, net of underwriting discounts and commissions, of $37.2 million. On July 23, 1997, the Company sold an additional 150,184 shares of common stock in connection with the partial exercise of an over-allotment option granted to the underwriters for net proceeds of $1.4 million.

3.      NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding during the periods, as adjusted for the effects of certain rules of the Securities and Exchange Commission for the periods prior to the Company's initial public offering.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of the adoption of Statement No. 128 on the calculation of earnings per share is not expected to be material.

4.       COLLABORATIVE AGREEMENTS

        The Company entered into a collaborative agreement in September 1997 with Warner-Lambert Company ("Warner-Lambert") regarding the development and installation of the Company's ultra-high throughput screening ("UHTS") system. Under the terms of the agreement, the Company will develop and separately install three components to be integrated into one complete UHTS system at Warner-Lambert's Parke-Davis pharmaceutical research facility. In return, Warner-Lambert is obligated to make certain payments to the Company in the form of non-refundable up-front fees, milestone payments, delivery or installation payments and ongoing research and co-development funding. The Company is obligated to provide service and support for the installed UHTS system for a limited period of time.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)



        The Company and Warner-Lambert will also co-develop high throughput screening assays for use by Warner-Lambert or by the Company in connection with screening services to be performed for Warner-Lambert. In addition to certain payments to be made by Warner-Lambert for the use of these assays, assay technologies and screening services, Warner-Lambert will also make certain milestone and royalty payments to the Company if Warner-Lambert develops and commercializes compounds identified using co-developed high throughput screening assays.

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 1997



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

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. The Company is developing an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and an ultra-high throughput screening ("UHTS") system designed to allow assay miniaturization and to overcome many of the limitations associated with the traditional drug discovery process.

Although the Company was profitable for the quarter ended September 30, 1997, the Company had an accumulated deficit of $4.9 million as of September 30, 1997. The Company's ability to achieve sustained profitability will depend in part on its ability to successfully develop its UHTS system, provide screen development and screening services to pharmaceutical and biotechnology companies, achieve acceptable performance specifications for the UHTS system and gain industry acceptance of its systems, services and technologies. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenue from commercial sales of products developed from any compounds identified by using the Company's technologies are not expected for at least several years, if at all. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Furthermore, the Company will continue to follow a strategy of investing in new technologies to expand its core drug discovery capabilities. Accordingly, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

Revenue from screening systems, screening services and license fees totaled $2,604,000, $923,000 and $488,000, respectively, for the three months ended September 30, 1997, and $3,852,000, $2,270,000 and $1,463,000, respectively, for the nine months ended September 30, 1997. There was no revenue recorded for the three and nine months ended September 30, 1996. The 1997 revenue from screening systems primarily resulted from the Company's September 1997 collaborative agreement with Warner-Lambert as well as previous collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("Bristol-Myers Squibb"), Eli Lilly and Company ("Eli Lilly"), Roche Bioscience Corporation ("Roche Bioscience") and the Company's technology alliance with Packard Instrument Company. Screening services revenue in 1997 resulted from the Company's collaborative agreements with Bristol-Myers Squibb, Eli Lilly, Roche Bioscience and Allelix Biopharmaceuticals, Inc. ("Allelix Biopharmaceuticals"). License fees revenue in 1997 resulted from the Company's collaborative agreements with Bristol-Myers Squibb and Eli Lilly.

Cost of screening systems and cost of screening services totaled $997,000 and $567,000, respectively, for the three months ended September 30, 1997 and $3,263,000 and $1,374,000, respectively, for the nine months ended September 30, 1997. There was no cost of screening systems or cost of screening

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 1997



services for the three and nine months ended September 30, 1996, as the Company had not yet entered into any collaborations with members of its UHTS system syndicate and had not yet begun to develop screens or perform screening services as part of other collaborations.

Research and development expenses remained relatively constant at $1,290,000 for the three months ended September 30, 1997 compared to $1,458,000 for the three months ended September 30, 1996. This was primarily because efforts to develop Aurora's UHTS system during the three months ended September 30, 1997 were shared with members of the Company's UHTS system syndicate, including Bristol-Myers Squibb and Eli Lilly and Company. Research and development expenses increased to $3,133,000 for the nine months ended September 30, 1997 from $2,436,000 for the nine months ended September 30, 1996, despite the fact that efforts to develop Aurora's UHTS system were shared with members of the Company's UHTS system syndicate in 1997. The increase was attributable to increased research and development personnel expenses, increased equipment, depreciation and facilities expenses in connection with the expansion of operations, the purchase of laboratory supplies and payments under technology development and license agreements related to continued investment in new technology.

General and administrative expenses increased to $829,000 from $389,000 for the three months ended September 30, 1997 and 1996, respectively, and increased to $2,224,000 from $809,000 for the nine months ended September 30, 1997 and 1996, respectively. The increases were attributable to increased management and administrative personnel expenses, increased depreciation and facilities expenses in connection with the expansion of operations and legal and professional fees incurred in connection with the overall scale-up of the Company's operations and business development efforts.

Net interest income increased to $566,000 from $173,000 for the three months ended September 30, 1997 and 1996, respectively, and increased to $862,000 for the nine months ended September 30, 1997 from $403,000 for the same period in 1996. These increases reflected interest earned on increased cash and investment balances resulting from receipts under collaborative agreements and the Company's initial public offering in June 1997. Interest income was partially offset by interest expense incurred on capital lease obligations entered into during the second half of 1996 and the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, Aurora held cash, cash equivalents and investment securities available-for-sale of $45.6 million and working capital of $49.4 million. The Company has funded its operations to date primarily through the issuance of equity securities with aggregate net proceeds of $57.0 million, receipts from corporate collaborations and strategic technology alliances of $7.7 million, capital equipment lease financing of $3.7 million and interest income of $1.7 million through September 30, 1997.

The Company has entered into various strategic technology agreements with third parties regarding the development of instrumentation technology which require the Company to make future payments totaling approximately $840,000 through 1998 if all milestones are met. In addition, the Company has entered into license agreements with third parties regarding certain inventions and technologies for which the Company is obligated to make future payments totaling $750,000 over the next seven years.

To date, all revenue received by the Company has been from collaborations, interest earned on cash and investment balances and technology alliances. The Company expects that substantially all revenue for the foreseeable future will come from collaborators and interest income.

The Company has entered into collaborative agreements with Bristol-Myers Squibb, Eli Lilly, Warner-Lambert, Roche Bioscience and Allelix Biopharmaceuticals. The Company's ability to achieve

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 1997



sustained profitability will be dependent in part upon its ability to enter into additional corporate collaborations. Although the Company is actively seeking to enter into additional collaborative agreements, there can be no assurance that the Company will be able to negotiate such additional collaborative agreements on acceptable terms, if at all, or that such current or future collaborative agreements will be successful and provide the Company with expected benefits.

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 1997



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 18, 1997, the Company's Form S-1 registration statement (File no. 333-23407) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 4,000,000 shares of the Company's Common Stock, $.001 par value. The offering commenced on June 18, 1997 and the sale to the public of 4,000,000 shares of Common Stock at $10.00 per share was completed on June 24, 1997 for an aggregate price of $40,000,000. The registration statement covered an additional 600,000 shares of Common Stock that the underwriters had the option to purchase solely to cover over-allotments. The managing underwriters for the offering were Alex. Brown & Sons, Inc., Hambrecht & Quist and Robertson, Stephens & Company. On July 23, 1997, the underwriters exercised their option to purchase 150,184 additional shares of Common Stock. The offering was terminated on July 24, 1997, at which time the remaining 449,816 shares of Common Stock covered by the registration statement were deregistered. A total of 4,150,184 shares of Common Stock were sold in the offering at an aggregate price of $41,501,840.
All of the shares sold in the offering were sold by the Company.

Expenses incurred by the Company through September 30, 1997 in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts and commissions of $2,905,129 and other expenses of $579,311. Total offering expenses of $3,484,440 resulted in net offering proceeds to the Company of $38,017,400. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

Of the net offering proceeds to the Company of $38.0 million, through September 30, 1997 approximately $4.4 million was used for general corporate purposes, approximately $1.8 million was used for facilities expansion and improvements and approximately $400,000 was used for enhancement of internal research and development capabilities. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $31.4 million of the net offering proceeds remain as working capital, primarily in the form of cash and cash equivalents with approximately $7.0 million held as temporary investments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.26 First Amendment, dated September 1, 1997, to Multi-Tenant Industrial Lease between the Registrant and AEW/LBA Acquisition Co. II, LLC

        10.27* Collaborative Research and License Agreement dated September 22, 1997 between the Registrant and Warner-Lambert Company

        11.1     Statement regarding Computation of Net Income (Loss) per Share

        27.1     Financial Data Schedule

        * Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

        None

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 1997



                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                 Aurora Biosciences Corporation




Date: November 14, 1997          By:  /s/ Deborah J. Tower
                                    --------------------------------------------
                                 Deborah J. Tower
                                 Vice President, Finance and Administration
                                 on behalf of the Registrant and as Registrant's
                                 Principal Financial and Accounting Officer)