Form 10-K
period 1997-12-31
AURORA BIOSCIENCES CORP
filed 1998-03-27
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-22669

                         AURORA BIOSCIENCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          33-0669859
------------------------------------                   -------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)


11010 Torreyana Road, San Diego, CA                              92121
---------------------------------------                -------------------------
(Address of principal executive offices)                       (Zip code)

                                 (619) 452-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to
Section 12(g) of the Act:                         Common Stock, Par Value $0.001
                                                  ------------------------------
                                                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates, based on the last sale price as reported on the Nasdaq National Market on March 17, 1998, was approximately $132.2 million*.

The number of shares of registrant's Common Stock outstanding as of March 17, 1998 was 17,032,593.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's proxy statement filed in connection with the solicitation of proxies for its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.



----------
*Excludes 5,278,957 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on March 17, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

Except for the historical information contained herein, this Annual Report on Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve a high degree of technological and competitive risks and uncertainties that exist in the Company's operations and business environment. The Company's actual events or results may differ materially from those projected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with the Company's new and uncertain technology, dependence on pharmaceutical and biotechnology collaborations and the development or availability of competing systems, as well as those set forth in "Risk Factors" and elsewhere in this Form 10-K.

ITEM 1.        BUSINESS

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs, develops and sells proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Aurora is developing an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and its Ultra-high Throughput Screening System ("UHTSS") designed to allow assay miniaturization and to overcome many of the limitations associated with the traditional drug discovery process. The Company believes that this platform will enable Aurora and its collaborators, which include Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS"), Eli Lilly and Company ("Lilly"), Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck"), to take advantage of the opportunities created by recent advances in genomics and combinatorial chemistry that have generated many new therapeutic targets and an abundance of new small molecule compounds. Aurora believes its integrated platform will accelerate the drug discovery process by shortening the time required to identify high quality lead compounds and to optimize those compounds into drug development candidates.

Aurora's goal is to become the leader in the development and commercialization of technologies to accelerate and enhance the discovery of new medicines. The Company's strategy is to diversify business risk by generating revenue from multiple collaborators seeking to exploit Aurora's fluorescent assay technologies and UHTSS in many different drug discovery programs. The Company expects to generate revenue by developing screens, providing screening services, providing functional genomics services, developing and providing the UHTSS to syndicate members, licensing its proprietary technologies, and realizing royalty and milestone payments from the development and commercialization of drug candidates identified by its collaborators using Aurora's technologies. To date, the Company has entered into collaborative agreements with BMS, Lilly, Warner-Lambert and Merck to license the Company's fluorescent assay technologies for their internal discovery research, to collaborate on screen development and as initial members of a syndicate to co-develop the UHTSS for collaborative research and for installation of the UHTSS in their own research facilities. In addition, Aurora has developed screens for and/or has provided screening services to Allelix Biopharmaceuticals, Inc. ("Allelix") and Roche Bioscience ("Roche").

THE DISCOVERY OF NEW MEDICINES

Drug discovery methods generally involve the synthesis and testing of large libraries of different compounds in relatively simple assays, or tests, containing targets designed to mimic aspects of a disease process. Assays are employed to determine the effect of a compound upon a particular target. When applied methodically, assays can be used as screens to identify active chemicals, referred to as "hits," that may produce a desired effect upon a target's function. Lead compounds can be identified by additional screening of hits and may then be optimized to generate candidate compounds for development as potential medicines.

TARGETS

Targets are specific biological molecules, often proteins such as receptors, enzymes or ion channels, which are believed to play a role in the onset or progression of disease. Most drugs are discovered through the identification of compounds that modulate an established target's biological function. Recent developments in molecular biology and genomics have led to a rapid increase in the number of potential therapeutic targets available for drug discovery. The chemical information required for cells to produce proteins is encoded in genes. It is currently estimated that several thousand of the roughly 100,000 different human genes encode potential targets. Functional genomics, the process of determining the function of these genes and the proteins they encode, including their evaluation as potential targets, can be a rate-limiting step in the selection of novel targets for drug discovery. The large number of newly discovered targets has created the need for faster screen development and higher throughput screening.

COMPOUNDS

Traditionally, chemists laboriously synthesized new compounds one at a time, or painstakingly isolated them from natural sources. During the last few years, many industrial and academic groups have developed combinatorial chemistry techniques to greatly increase the supply and diversity of small molecules for screening. Already, many companies have used combinatorial chemistry to create libraries of hundreds of thousands, or even millions, of small molecules quickly. These large libraries are now available to be tested against both established and novel targets to yield potential lead compounds for new medicines. However, such vast numbers of compounds present a substantial challenge to the drug discovery process and create a need for faster and more efficient screening.

ASSAYS

Targets can be incorporated into either biochemical or cell-based assays. Testing compounds on targets functioning in the environment of living human or other mammalian cells may provide a number of advantages, including greater predictive value of therapeutic effect and potential toxicity. In addition, cell-based assays may be required to screen certain targets not readily amenable to biochemical assays. However, cell-based assays have typically been more difficult and time consuming both to develop and to perform due to difficulties in detecting the activity of a target in a living cell and the inherent technical complexities of using human or other mammalian cells in drug screens.

SCREENING

Screening is the process of methodically testing libraries of compounds for potential therapeutic value by using assays to determine if one or more of the compounds affect a selected target. Primary screening determines if any of the compounds tested are hits. Re-testing confirms initial hits and secondary screening refines the initial evaluation of hits. For example, secondary screening may measure a hit's potency (the amount of the hit compound required to exert its effect) and specificity (the degree to which the hit does not affect unintended targets). These secondary screens help in selecting lead compounds for further discovery efforts to identify candidate compounds for development. Pharmaceutical and biotechnology companies with advanced drug discovery programs use semi-automated or robotic high throughput screening systems. Certain current best practice screening systems can operate at throughputs of up to approximately 10,000 discrete compounds per day per system.

THE NEED TO IMPROVE THE DRUG DISCOVERY PROCESS

The discovery and development of new medicines remains an expensive, time-consuming and often unsuccessful process. Although many pharmaceutical, biotechnology and clinical research organizations have significantly improved the efficiency of the drug development phase, only about five to ten percent of candidate compounds entering development will ultimately be approved for marketing. Candidate compounds that are identified in discovery frequently fail in the development phase due to insufficient therapeutic benefit or unexpected side effects. To date, efforts to improve the initial discovery process have not been adequate to reduce development risks and bottlenecks.

The rapid increases in the number of potential targets and the size of compound libraries resulting from advances in genomics and combinatorial chemistry, respectively, have created a significant opportunity to discover greater numbers of higher quality lead compounds for development into medicines. However, the increasing numbers of targets and compounds have created severe bottlenecks in the drug discovery process. These bottlenecks result from the difficulty of quickly analyzing function and disease relevance of newly discovered targets, the complexity of incorporating the many different types of targets into screens, and the inability to screen extensive compound libraries quickly and at a reasonable cost.

If the discovery process were sufficiently improved, pharmaceutical and biotechnology companies could more quickly and efficiently discover larger numbers of higher quality candidate compounds that have a greater chance of development into medicines that meet significant unmet needs.

AURORA'S APPROACH

TECHNOLOGY PLATFORM

To take advantage of the recent advances in genomics and combinatorial chemistry, Aurora is developing an integrated technology platform consisting principally of its proprietary fluorescent assay technologies and its highly automated Ultra-high Throughput Screening System ("UHTSS"). Fluorescent assays are currently being used to facilitate the drug discovery process through the development of screens for its collaborators. These screens have either been delivered to the collaborator or have been screened against hundreds of thousands of compounds on Aurora's existing high throughput screening system. To significantly advance current high throughput screening capabilities, Aurora is developing the UHTSS which is expected to be fully operational within the next two years. The system has been designed to screen over 100,000 discrete compounds per day utilizing Aurora's miniaturized fluorescent assays. If realized, this throughput would be over ten times faster than current best-practice high throughput screening systems and would conserve expensive and scarce compounds. The Company believes that this integrated technology platform will allow Aurora and its collaborators to accelerate the drug discovery process by shortening the time required to identify higher quality lead compounds and to optimize those compounds into drug development candidates.

BUSINESS STRATEGY

Aurora's goal is to become the leader in the development and sale of technologies, services and information to accelerate and enhance the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The Company intends to diversify business risk by exploiting Aurora's fluorescent assay technologies and UHTSS in many different drug discovery programs with multiple collaborators. To implement this strategy, the Company intends to:

   Support and Enhance the Syndicate for the Co-development of Aurora's UHTSS. Aurora has established a syndicate to co-develop Aurora's UHTSS. Each member is scheduled to receive its own UHTSS over a specified period for use in its internal drug discovery programs. Through the syndicate, Aurora is able to fund the development of the UHTSS and offer to its syndicate members co-exclusive access to the system. The Company believes that the payments made by each syndicate member will be significantly lower than the cost for any one company to develop a similar system on its own. The existing syndicate agreements provide for certain collaborators to purchase additional systems or components. The Company believes that these agreements represent a customer base that may provide an opportunity for significant further revenue generation as Aurora expands the UHTSS technology platform or develops enhancements to the system.

   Generate Revenue from Screen Development and Screening Services. Aurora generates revenue from multiple collaborators by developing screens, primarily on a non-exclusive basis, for diverse targets and providing screening services. The Company develops screens with respect to specific targets rather than for broad therapeutic areas. The developed screen is then either transferred to the collaborator for internal research or is utilized by Aurora to provide screening services. When Aurora provides such screening services, it will use a high throughput screening system to screen the compounds for and provide information and potential lead candidates to its collaborators. Aurora expects revenue from screening services to increase as its own UHTSS is brought on-line and additional compounds become available for use in screening customers' targets. Additionally, the Company is entitled to receive milestone payments and royalties with respect to compounds discovered through such screening services that are developed and commercialized.

   Form Functional Genomics Collaborations. The Company is seeking to establish corporate collaborations based on its novel program for functional genomics in human cells. This program is based primarily on the Company's Beta-lactamase reporter system and utilizes human cell lines. These collaborations could generate significant revenues for research services in analyzing gene function and rapidly generating novel cell-based assays for high throughput screening and lead identification in multiple therapeutic areas. The Company expects to negotiate milestones and royalties on compounds identified and developed through such research collaborations.

   Expand Compound Libraries. In providing screening services, Aurora will utilize compounds that are either supplied by its collaborators or from compound libraries to which Aurora has access. In order to increase the numbers of compounds available for Aurora and its collaborators, the Company plans to enter into collaborations with companies specializing in combinatorial chemistry that provide compound libraries and chemical optimization expertise, and to purchase compounds from available commercial sources.

   Develop Information Tools and Databases. Utilizing the fluorescent assay technologies and the UHTSS, the Company expects to have the ability to generate and analyze large amounts of complex information on molecular and genomic targets and large numbers of chemical structures. Aurora intends to exploit these applications of its technology either directly or in collaborations with leaders in the areas of informatics, genomics and drug discovery. Ultimately, the Company plans to leverage this information to create new revenue opportunities in the future.

   Maintain Technology Leadership. The Company has assembled a unique multi-disciplinary team of scientists from leading companies in the biology, chemistry, instrumentation, automation and computer science industries. Aurora intends to continue investing significantly in research and development in order to make advances in its core technologies and expand its technology platform in order to maintain its technology leadership. The Company also intends to continue to form strategic technology alliances with leading companies from each of these industries and with leading academic institutions to provide the Company with access to those parties' technologies and expertise.

AURORA'S TECHNOLOGY

The principal components of Aurora's integrated technology platform are its proprietary fluorescent assay technologies, its human cell functional genomics and its highly automated UHTSS that is being developed for screening miniaturized assays. This unique platform results from the Company's innovative integration of many different disciplines, including fluorescence chemistry, biophysics, molecular biology, protein engineering, automation, process control, optics, microfluidics, informatics and software development.

AURORA'S PROPRIETARY FLUORESCENT ASSAY TECHNOLOGIES

The Company has internally developed or licensed a broad range of proprietary fluorescent assay technologies that the Company believes exhibit significant advantages over existing screening assays. The Company's fluorescent assay technologies utilize light glowing from fluorescent molecules to reveal molecular and cellular activity with precision and sensitivity, generally indicated by a change in color. Aurora's fluorescent assay technologies allow monitoring of the function of tiny amounts of biomolecules in a non-destructive manner. Therefore, many aspects of cell function can now be observed in single living cells.

Aurora's portfolio of fluorescent assay technologies is designed to enable screening of compounds against nearly all major classes of human drug targets, including receptors, ion channels and enzymes, in most therapeutic areas. The following chart summarizes several of Aurora's key fluorescent assay technologies, together with examples of the classes of targets and therapeutic areas to which they may be applicable:


 ASSAY TECHNOLOGY           TARGET CLASSES                  THERAPEUTIC AREA
 ----------------           --------------                  ----------------
BETA-LACTAMASE REPORTER     cell surface receptors,         most areas, including
GENE SYSTEM                 intra-cellular receptors        cardiovascular diseases,
(cell-based assays)         and signaling proteins          inflammation, cancer, central
                                                            nervous system diseases and
                                                            endocrine diseases

PROMISCUOUS G-PROTEINS      G-protein coupled receptors     most areas, including
(cell-based assays)                                         cardiovascular diseases,
                                                            inflammation, cancer, central
                                                            nervous system diseases and
                                                            endocrine diseases

MEMBRANE VOLTAGE            ion channels                    cardiac diseases, central nervous
REPORTERS (cell-based                                       system conditions and
assays)                                                     gastro-intestinal diseases

GFP REPORTERS               proteases, kinases and          AIDS, cardiovascular diseases,
(biochemical and            protein-protein                 degenerative brain diseases and
cell-based  assays)         interactions                    cancer

ADIFAB PROBE (biochemical   lipid metabolism                ischemia, inflammation, obesity,
assays)                                                     diabetes and immune dysfunction

To date, only a limited number of targets have been incorporated into assays utilizing the Company's fluorescent assay technologies. There can be no assurance that the Company will be able to develop screening assays for each target selected by its collaborators in a timely and cost-effective manner, or if developed, that such assays will function as anticipated.

Beta-lactamase Reporter Gene System

The Company has successfully utilized an engineered bacterial enzyme, Beta-lactamase, as a reporter gene in mammalian cells in assays suitable for high throughput screening. The Company believes that its Beta-lactamase reporter system is an important advance in reporter gene technology that can be used to design drug screens for a number of major classes of drug targets as noted in the chart above. Functional cell-based assays have a number of advantages over the commonly used binding assays that detect interaction of test compounds with targets isolated from their natural cellular environment. The Company's Beta-lactamase reporter system allows drug screens to be constructed in the more physiological environment of mammalian cells, does not require the use of radioactivity and can readily distinguish between agonists and antagonists. In addition, the Beta-lactamase reporter system can facilitate the search for compounds acting on newly discovered target receptors where no natural ligands have been identified, also known as orphan receptors. Certain aspects of the Beta-lactamase reporter system were exclusively licensed from the Regents of the University of California.

The Company believes that its Beta-lactamase reporter system has the potential to greatly reduce both the time and cost of developing cell-based screens based on the ability to measure activation responses in single living cells. Even with modern techniques for making genetically engineered cells, cell line development is an unpredictable process. Making cell lines for reporter gene assays with current methods usually takes many months and involves testing hundreds or even thousands of individual cell "clones" to generate a usable screening assay. In contrast, the Beta-lactamase reporter system employs the power of fluorescence-activated cell sorting, which can rapidly isolate the living cells in which the reporter gene is connected to the right signaling elements. Thus, with the Company's Beta-lactamase reporter system, development time for a target into a cell-based assay can be reduced to weeks instead of months. The Company has developed several screens using Beta-lactamase.

Promiscuous G-proteins

The Company has an exclusive license from the California Institute of Technology to the use of novel "promiscuous" G-proteins, which are "universal adapters" that couple to a wide range of receptors of this family of targets to a signaling pathway that is well suited to certain of the Company's fluorescent assays. Thus, the Company believes that its proprietary promiscuous G-protein methods can be helpful in developing screens containing G-protein coupled receptors previously difficult to incorporate into mammalian cell-based assays. The promiscuous G-proteins may also be useful in constructing screens for orphan receptors that can be used to search for compounds that activate such receptors as tools to help analyze the function of these newly discovered genes.

Membrane Voltage Reporters

Membrane proteins control membrane voltage, a fundamental property of cells. Unregulated membrane voltage can cause serious medical conditions. Thus, membrane proteins, particularly ion channels, help regulate membrane voltage and can be targets for drug discovery in major disease areas such as neurology and cardiology. Important medicines acting on ion channels include certain anti-epileptic and anti-arrhythmic medicines. However, screening in this area is typically limited to testing compounds with an electrical measuring apparatus, which requires skilled scientists and has a low throughput of only tens of compounds per day. There has been some success in adapting an existing type of fluorescent probe of membrane voltage for semi-automated screening. The Company believes that this approach is likely to have too slow of a response to report on many relevant ion channel targets, and can be susceptible to artifacts which limit assay performance.

Aurora's proprietary membrane voltage reporters incorporate fluorescence technology to permit more reliable detection of changes in membrane voltage and should provide faster responses. The Company believes that assays incorporating its membrane voltage reporters will be adaptable for sub-types of ion channels, several of which are currently the targets of screening programs in pharmaceutical company research departments and in certain specialized biotechnology companies.

In 1997, the Company developed and provided for one of its collaborators, an instrument designed to permit the use of the Company's fluorescent voltage sensor technology for high throughput screening of ion channel targets in 96 well plates. In addition, the Company has developed and delivered a screen for an ion channel subtype for this collaborator.

Proprietary Variants of Green Fluorescent Protein

Green Fluorescent Protein ("GFP") is a naturally fluorescent protein discovered in light-producing jellyfish. The fluorescence of GFP is an intrinsic property of the protein and, therefore, the protein requires no additional chemicals to make it fluoresce. This feature of GFP allows it to be expressed within genetically engineered mammalian cells and to provide an intracellular reporter with its own fluorescence. Using various techniques of protein engineering, Aurora has developed several mutants, or variants, of the naturally occurring type of GFP, which are readily expressed in mammalian cells and provide much brighter fluorescence than that of the naturally occurring GFP protein. Certain aspects of Aurora's technology related to GFP reporters are exclusively licensed from the Regents of the University of California and from the University of Oregon. The Company has also engineered variants that have significantly different excitation and emission wavelengths and hence they fluoresce with different colors. At present, the Company utilizes four main proprietary GFP variants: cyan, blue, green and yellow.

The Company believes that the main application for GFP in drug discovery requires the further engineering of GFP variants to produce reporters of important biologic modifications to proteins, such as protein cleavage by proteases and protein phosphorylation by protein kinases. The Company has developed certain GFP protease and kinase assays. Additionally, the Company has obtained an exclusive worldwide license from the University of California for the cameleon indicators reported in Nature (Vol. 388, pages 882-887). These indicators consist of fusion of pairs of differently colored mutants of GFP, together with calmodulin and a calmodulin binding peptide. Such chimeric proteins can be versatile reporters of free calcium concentration, an important regulator of cell function and gene expression. Changes in calcium concentration are reported by conformational changes in the indicator proteins via a fluorescent signal. This approach to measuring intracellular signaling has the advantage of using a genetically coded indicator that can be targeted to specific sites such as the nucleus and endoplasmic reticulum. The Company believes that the cameleon reporters demonstrate how GFP mutants can report changes in protein structure and protein-protein interactions from within living cells.

ADIFAB

Aurora has obtained an exclusive world-wide license from Lidak Pharmaceuticals for the fluorescent reporter ADIFAB, for one-step determination of unbound free fatty acids for screening for therapeutic compounds. The ADIFAB technology is based on a genetically engineered fluorescent probe that provides a unique method to measure unbound free fatty acid levels. The ADIFAB assay can provide sensitive and reliable measurement that can be performed rapidly and is amendable to high throughput screening to identify potential drug candidates that modulate lipid pathways. Modulation of lipid metabolism may have applications in many biological areas including signal transduction and energy metabolism.

HUMAN CELL FUNCTIONAL GENOMICS

During 1997, the Company recruited a team of scientists to accelerate the development of its functional genomics program. This program relies on the proprietary Beta-lactamase gene reporter systems that enables quantitation of transcription and clonal selection of single living cells without apparent adverse effects (Science 279, 84-88, 1998). For functional analysis, Beta-lactamase is introduced stochastically into the genome at saturating frequencies in a range of immortalized human cell types. This results in a living library of millions of individually tagged clones that can be used to monitor real-time transcriptional responses to physiologic or pharmacologic stimulation of human cells, and for sequence identification and molecular cloning of the tagged genes.

This technology allows generation of information that can be used to elucidate the signaling pathway(s) used by a specific target or molecule of interest including: known or orphan GPCRs, cytokine receptors, transcription factors, oncogenes, tumor suppressors genes, kinases, secreted proteins, ligands, viruses, drugs or any other molecules that modulate signal transudation pathways in human cells. A key advantage of this approach is that their sensitive and reliable fluorescent readouts enable ultra-high throughput sorting, at rates greater than 10 million cells per hour, of any desired clones by flow cytometry. This "target set" of responsive cell clones can then be used for functional analysis and cell-based high throughput screening.

AURORA'S ULTRA-HIGH THROUGHPUT SCREENING SYSTEM

The Company believes that because most current high throughput screening systems have been developed without an adequately integrated design concept, it can be challenging to improve performance at certain rate-limiting steps without creating almost equally limiting bottlenecks elsewhere in the process. In addition, the Company believes that many of these systems are designed to screen only one class of target or one type of assay. To overcome these limitations and to exploit the power of its fluorescent assay technologies, Aurora is developing its UHTSS which is expected to be operational within the next two years. The UHTSS is being designed using a fully integrated approach that combines a wide array of expertise and technologies, key internally developed advances and the technologies accessed through the Company's strategic technology alliances.

Automated Storage and Retrieval System

The UHTSS automated storage and retrieval component is designed to house over 1,500,000 compounds in solution for rapid access. The robotic systems for storage and retrieval of compounds are being adapted from other industrial settings where automated, rapid access to very large stores of small items has been reliably deployed. Aurora's own proprietary innovations have been added to adapt these advanced technologies to the UHTSS. The system is designed to deliver and return over 100,000 selected compounds per day for primary screening and over 2,000 hits for re-test and potency determination as well as allow ready replenishment of the compound store from libraries in the master store. The ability to deliver selected compounds to the screen at ultra-high rates under computer control is a key advance offered by the Aurora platform. The automated storage and retrieval system can facilitate high throughput screening in conventional 96-well plates today, and has been accepted by both BMS and Lilly.

NanoPlates for Miniaturized Screening Assays

Another key component of Aurora's UHTSS is the NanoPlate (NanoPlateTM is a trademark of the Company) which has 3,456 miniaturized wells in which fluorescent assay screens may be performed. The Company has developed prototype proprietary NanoPlates and is developing a manufacturing system for disposable NanoPlates with external collaborators. A key feature is the small assay volume, approximately 100 times smaller than in conventional screening assays. This volume reduction is critical for reducing the cost per test and conserving compound libraries that often consist of only very small amounts of each test compound. The Company has so far successfully addressed most of the problems inherent in such small assay volumes. The Company is developing its NanoPlates to be compatible with most of Aurora's fluorescent assay technologies. Certain cell-based and biochemical assays, based on the Company's fluorescent reporters, have already been shown to work in prototype NanoPlates.

Microfluidics: Compound and Assay Component Dispensing

The Company, together with Packard Instrument Company ("Packard") is developing novel microfluidic technologies to accurately transfer microscopic volumes of the compounds, into the miniature assay wells of the NanoPlates, at rates of up to 10,000 wells per hour. While current screening systems can dispense volumes down to a microliter (one millionth of a liter), Aurora is developing miniaturized screening dispensers capable of volumes less than one billionth of a liter. These dispensers are being designed to remove compounds from the storage plates and dispense precise sub-nanoliter volumes into the appropriate wells of the NanoPlates at high speed. The Company intends to incorporate these devices into proprietary robotic platforms designed to enable the precise location of the various components in a manner superior to available compound dispensing technology. To date, the Company has used prototype nanoliter dispensing devices to perform test assays in prototype NanoPlates. The Company believes that its microfluidic systems suitable for ultra-high throughput screening will be operational in 1999.

Fluorescence Detector for NanoPlates

There are a number of fluorescence plate readers presently available that enable the use of Aurora's proprietary fluorescent assays for high throughput screening in 96-well plates. However, none of these provide the necessary sensitivity and precision to enable ultra-high throughput miniaturized screens. Aurora is collaborating with Packard to develop highly sensitive fluorescence detectors capable of measuring miniaturized fluorescent assays in NanoPlates. The detector is designed to record and process, in real time, data from more than 100,000 assays in 24 hours. The Company believes that the resulting quality of the fluorescent assays should minimize the number of replicates required compared to traditional screening, thereby increasing throughput and decreasing costs. Currently Packard and the Company are finalizing the development of its detector. The Company believes that detectors operational with NanoPlates can be produced in the second half of 1998.

Informatics and System Integration

The UHTSS is being designed to link the automated storage and retrieval system to existing chemistry information databases and master compound store inventories through a user-friendly computer control system. The fully integrated UHTSS will be designed to efficiently capture, process and deposit in a centralized database the large amount of screening data from the UHTSS using advanced software tools and systems from leading providers. While the basic software and hardware components for the UHTSS informatics system are being acquired from leading suppliers, the supervisory control systems, the subsystem controllers for the instruments, the data analysis tools and overall system architecture and database structure for the UHTSS are being developed by the Company's in-house informatics team. The Company's UHTSS is expected to be fully integrated and operational within the next two years.

CORPORATE COLLABORATIONS

Aurora has entered into a number of corporate collaborations relating to the co-development of the Company's UHTSS and for screen development and screening services. The Company's material collaborations and their major features are summarized below:

Bristol-Myers Squibb. In November 1996, the Company and BMS entered into a Collaborative Research and License Agreement (the "BMS Agreement") regarding the development of the Company's UHTSS and the installation of a UHTSS at BMS. Under the terms of the BMS Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS. In return, BMS is obligated to make certain payments to the Company in the form of non-refundable upfront fees, installation payments and ongoing research and co-development funding. The Company is obligated to provide service and support for the UHTSS installed at BMS for a limited period of time. The first UHTSS component, the storage and retrieval unit, was accepted by BMS in November 1997.

The Company and BMS will also co-develop high throughput screening assays for use by BMS in exchange for specified fees from BMS. Certain target screens developed by the Company for BMS will be exclusive for a limited period of time. In exchange for certain additional payments to Aurora, BMS will also have the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. BMS will also make certain milestone and royalty payments to Aurora principally for compounds developed and commercialized by BMS which were identified using a screen developed by Aurora.

Under the terms of the BMS Agreement, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period. BMS may withdraw from the development of the UHTSS at any time without cause, provided that certain withdrawal payments have been made. BMS may also withdraw from the development of the UHTSS for "good cause," as defined in the agreement, without obligation to make further payments relating to development of the UHTSS. Each party also has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement. The BMS Agreement also provides for penalties payable by the Company if it fails to deliver the completed UHTSS by a specified time.

Eli Lilly and Company. In December 1996, the Company and Lilly entered into a Collaborative Research and License Agreement (the "Lilly Agreement") regarding the development of the Company's UHTSS and the installation of a UHTSS at Lilly. Under the terms of the Lilly Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS. In return, Lilly is obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery payments and ongoing co-development funding. The Company is obligated to provide service and support for the UHTSS installed at Lilly for a limited period. The first UHTSS component, the storage and retrieval unit, was accepted by Lilly in December 1997.

The Company and Lilly will also co-develop high throughput screening assays for use by Lilly in exchange for specified fees from Lilly. In exchange for certain additional payments to Aurora, Lilly will also have the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. Lilly will also make certain milestone and royalty payments to Aurora principally for compounds developed and commercialized by Lilly which were identified using a screen developed by Aurora, subject to certain limitations on the royalties.

Under the terms of the Lilly Agreement, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period of time. Lilly may terminate the agreement at any time without cause upon 45 days written notice to Aurora, provided that certain withdrawal payments are made. Each party has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement. The Lilly Agreement also provides for penalties payable by the Company if it fails to deliver the completed UHTSS by a specified time.

Warner-Lambert Company. In September 1997, the Company and Warner-Lambert entered into a Collaborative Research and License Agreement (the "Warner-Lambert Agreement") regarding the development of the Company's UHTSS and the installation of a UHTSS at Warner-Lambert. Under the terms of the Warner-Lambert Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS. In return, Warner-Lambert is obligated to make certain payments to the Company in the form of non-refundable upfront fees, milestone payments, delivery payments and ongoing co-development funding. The Company is obligated to provide service and support for the UHTSS installed at Warner-Lambert for a limited period.

The Company and Warner-Lambert will also co-develop high throughput screening assays for use by the Company on its current high throughput screening system and for use by Warner-Lambert in exchange for specified fees from Warner-Lambert. In exchange for certain additional payments to Aurora, Warner-Lambert will also have the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. Warner-Lambert will also make certain milestone and royalty payments to Aurora for certain compounds developed and commercialized by Warner-Lambert which were identified using a screen developed by Aurora.

Under the terms of the Warner-Lambert Agreement, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period. Warner-Lambert may terminate the agreement at any time without cause upon 45 days written notice to Aurora, provided that certain withdrawal payments are made. Each party has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement.

Merck & Co., Inc. In December 1997, the Company and Merck entered into a Collaborative Research and License Agreement (the "Merck Agreement") regarding the development of the Company's UHTSS and the installation of a UHTSS at Merck. Under the terms of the Merck Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS. In return, Merck is obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery payments and ongoing co-development funding. The Company is obligated to provide service and support for the UHTSS installed at Merck for a limited period. Merck also has certain options for additional systems and certain system components.

The Company and Merck will also co-develop high throughput screening assays for use by Merck in exchange for specified fees from Merck. In exchange for certain additional payments to Aurora, Merck will also have the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. Merck will also make certain milestone and royalty payments to Aurora for certain compounds developed and commercialized by Merck using a screen developed by Aurora.

Under the terms of the Merck Agreement, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period. Merck may terminate the agreement at any time without cause upon 90 days written notice to Aurora, provided that certain withdrawal payments are made. Each party has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement.

Roche Bioscience. In December 1996, the Company and Roche entered into a Collaborative Research and License Agreement ("Roche Agreement") regarding the development and delivery of a certain screening instrument by Aurora. Roche made certain payments to the Company in the form of non-refundable upfront fees and delivery payments. For a limited period of time specified in the agreement, the Company provided service and support for any instrument delivered to Roche. The Company and Roche also co-developed a screening assay for use with a target identified in the Roche Agreement. In connection with such development, Roche made certain payments to the Company in the form of non-refundable upfront fees and ongoing research and co-development funding. Aurora is prohibited, for a period of time specified in the agreement, from entering into any third-party collaboration with respect to the specific target set forth in the Roche Agreement.

Allelix Biopharmaceuticals, Inc. In February 1997, the Company and Allelix entered into a Collaboration Agreement (the "Allelix Agreement") regarding the development over a three-year period of screening assays for use with targets identified by Allelix and agreed to by Aurora. Under the terms of the Allelix Agreement, the Company is required to develop such screening assays and to perform screening services, and Allelix is obligated to make certain payments to the Company in the form of upfront fees, development payments and fees for screening services. Allelix is also required to make certain milestone and royalty payments to Aurora with respect to certain compounds identified using a screen developed by Aurora.

UHTSS TECHNOLOGY ALLIANCES

Aurora has entered into strategic technology alliances to design, develop and implement its UHTSS with leading companies in the areas of instrumentation, storage and retrieval systems and microfluidics, including the alliances summarized below.

Packard Instrument Company. In April 1996, the Company entered into a Collaboration and License Agreement with Packard (the "Packard Agreement") regarding the joint development of certain components including microfluidics devices, NanoPlates and fluorescence detectors for use, among other things, in the UHTSS. Aurora was granted, for a period of two to three years from Aurora's acceptance of each operational component, an exclusive right to use, market, lease and sell, for use in certain applications defined in the agreement, such component. Packard was granted a worldwide, exclusive sublicense under the Company's license with the University of California Regents to make, have made and sell certain fluorescent reagents covered by such license to non-profit organizations for their internal, non-commercial research. In connection with the execution of the Packard Agreement, Packard made a $1.0 million equity investment in Aurora. Packard has also provided the Company with research funding for the development of certain instrumentation.

In February 1998, Packard and the Company amended the agreement to redefine certain aspects of market exclusivity for piezo-electric microfluidic devices and fluorescent detection and to transfer responsibility for and manufacture of NanoPlates to Aurora. The companies also entered into a supply agreement for the manufacture by Packard of microfluidic devices and fluorescent detectors for UHTS systems.

Carl Creative Systems, Inc. In November 1996, the Company entered into a Development Agreement with Carl Creative regarding the development and sale of, among other things, liquid handling components and robotics for use with the UHTSS. Certain components provided for in the agreement have been delivered to Aurora.

Universal Technology, Inc. In December 1996, the Company entered into a Development Agreement with UTI regarding the development and sale of storage and retrieval instrumentation for use with the Company's UHTS system. Such storage and retrieval instrumentation has been incorporated into the storage and retrieval components of the UHTSS that have been accepted by BMS and Lilly.

PATENTS AND PROPRIETARY RIGHTS

The Company's patent portfolio includes over 50 patent applications filed in the United States and foreign patent jurisdictions. The Company is either the assignee or exclusive licensee of these patent rights. The Company is the exclusive licensee of four issued U.S. patents. Certain aspects of the Company's technology related to GFP reporters, Beta-lactamase based reporters, protease reporters, kinase reporters, and membrane voltage reporters are exclusively licensed from The Regents of the University of California ("The Regents"). Pursuant to the terms of the Exclusive License Agreement between the Company and The Regents, the Company is obligated to pay expenses associated with patent prosecution and maintenance, certain license issue fees and royalties to the Regents. Certain aspects of the Company's technology related to GFP reporters are exclusively licensed from the University of Oregon ("UO"). Pursuant to the terms of the License Agreement between the Company and UO, the Company is obligated to pay to UO expenses associated with patent prosecution and maintenance, certain annual payments and, upon the issuance of a patent related to the subject technology, to issue shares of the Company's Common Stock to UO. Certain aspects of the Company's technology related to G-protein coupled receptor reporters are exclusively licensed from the California Institute of Technology ("Cal Tech"). In connection with the execution of the License Agreement between the Company and Cal Tech, the Company became obligated to pay certain expenses associated with patent prosecution and maintenance, and the Company issued shares of its Common Stock to Cal Tech.

Additionally, the Company has obtained a non-exclusive license from SIBIA Neurosciences, Inc. ("SIBIA"), with limited rights to sublicense, under patent rights covering certain transcription-based assay technology (which relates to certain uses of reporter genes) for screening. Pursuant to the terms of the Non-Exclusive Cross-License Agreement between the Company and SIBIA, the Company granted SIBIA a non-exclusive license to certain of Aurora's technologies, and the Company issued to SIBIA shares of the Company's Common Stock. The Company and SIBIA are also obligated to pay each other certain royalties. The Company is dependent on the rights licensed from such parties. Any challenge to, invalidation or loss of such rights could have a material adverse effect on the business, financial condition and results of operation of the Company.

EMPLOYEES

As of February 28, 1998, the Company had 102 full-time employees, 31 of whom hold M.D. or Ph.D. degrees and 17 of whom hold other advanced degrees. Of these employees, 77 were engaged in research and development activities, with the remainder engaged in legal, business development, finance and general administration activities. The Company's future success depends in significant part upon the continued service of its key scientific, technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

           NAME                       AGE                 POSITION
           ----                       ---                 --------
Timothy J. Rink.....................  51   Chairman of the Board, President and Chief
                                           Executive Officer
J. Gordon Foulkes...................  44   Chief Technical Officer, Director
Paul A. Grayson.....................  33   Senior Vice President, Corporate
                                           Development
John D. Mendlein....................  38   Senior Legal Counsel and Vice President,
                                           Intellectual Property
Deborah J. Tower....................  36   Vice President, Finance and
                                           Administration, Secretary and Treasurer

Officers serve at the discretion of the Board of Directors. There are no family relationships between any executive officers of the Company.

Timothy J. Rink has served as Chairman of the Board, President and Chief Executive Officer of the Company since February 1996. From 1990 through 1995, Dr. Rink served as President and Chief Technical Officer of Amylin Pharmaceuticals, Inc., a publicly held biopharmaceutical company. Dr. Rink was Vice President, Research at SmithKline Beecham in the U.K. from 1984 to 1989, and previously was Lecturer in Physiology at the University of Cambridge. Dr. Rink currently serves on the Scientific Advisory Board of Amylin, and he is a director of CoCensys, Inc. and NPS Pharmaceuticals, Inc., all publicly held biopharmaceutical companies. Dr. Rink received his M.A., M.D. and Sc.D. in Medical Sciences from the University of Cambridge, England.

J. Gordon Foulkes has been Chief Technical Officer and a director of the Company since November 1996. From 1987 to 1996, Dr. Foulkes served in several capacities at OSI Pharmaceuticals, Inc. ("OSIP"), formerly known as Oncogene Science, Inc., where he was a director and most recently held the position of Chief Scientific Officer. Prior to joining OSIP, Dr. Foulkes led a research group at National Institute for Medical Research in the U.K., and was previously a post-doctoral fellow in Dr. David Baltimore's laboratory at the Massachusetts Institute of Technology. Dr. Foulkes obtained his B.Sc. in Biochemistry at the University College, Cardiff, U.K. and his Ph.D. in Biochemistry in Professor Philip Cohen's laboratory at the University of Dundee, Scotland.

Paul A. Grayson joined the Company in April 1996 and currently serves as Senior Vice President, Corporate Development. From 1994 to 1996, Mr. Grayson served as Director of Business Development for Advanced Tissue Sciences, Inc. From 1987 to 1994, Mr. Grayson held various research, marketing and business development positions at Allergan Pharmaceuticals and Gensia Inc. Mr. Grayson received his B.S. in Biochemistry and Computer Science from the University of California, Los Angeles, and his M.B.A. from the University of California, Irvine.

John D. Mendlein joined the Company in August 1996 and currently serves as Senior Legal Counsel and Vice President, Intellectual Property. From 1990 to 1996, Dr. Mendlein worked at Cooley Godward LLP, Palo Alto, California, where he specialized in intellectual property law. Dr. Mendlein received his Ph.D. in Physiology from the University of California, Los Angeles, and his J.D. from the University of California, Hastings College of Law and his B.S. in Biology from the University of Miami, Florida.

Deborah J. Tower joined the Company in May 1996 and currently serves as Vice President, Finance and Administration, Secretary and Treasurer. From 1994 to 1996, Ms. Tower served as Director of Finance and Accounting of Sequana Therapeutics, Inc. From 1989 to 1993, she served as Controller of Vical Inc. Ms. Tower received a B.S. in Accounting, with honors, from San Diego State University and is a Certified Public Accountant.

SCIENTIFIC ADVISORS

The Company's scientific advisors, who have demonstrated expertise in various fields, advise the Company from time to time concerning long-term scientific planning, research and development. The scientific advisors also evaluate the Company's research programs, recommend personnel to the Company, and advise the Company on specific scientific and technical issues. The scientific advisors are compensated by retainer and on a time and expenses basis and have received shares of Common Stock of the Company. The Company has entered into consulting agreements with a number of the scientific advisors.

The Company does not employ any of the scientific advisors, and they may have other commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to the Company. Accordingly, such persons are expected to devote only a small portion of their time to the Company. The Company's scientific advisors are:

Burton G. Christensen, Ph.D. -- former Senior Vice President for Chemistry, Merck Sharp & Dohme

Tom Curran, Ph.D. -- Chairman, Department of Developmental Neurobiology, St. Jude's Hospital Medical Center, Memphis; formerly Associate Director, Roche Institute of Molecular Biology

Michael Geoffrey Rosenfeld, M.D. -- Investigator, Howard Hughes Medical Institute; Professor of Medicine, University of California, San Diego

Melvin I. Simon, Ph.D. -- Professor of Biological Sciences and Chairman of the Biology Division, California Institute of Technology

Lubert Stryer, M.D. -- Winzer Professor in the School of Medicine and Professor of Neurobiology, Stanford University

Roger Y. Tsien, Ph.D. -- Investigator, Howard Hughes Medical Institute; Professor, Department of Pharmacology, School of Medicine, University of California, San Diego; Professor, Department of Chemistry and Biochemistry, University of California, San Diego

Charles S. Zuker, Ph.D. -- Investigator, Howard Hughes Medical Institute; Professor, Departments of Biology and Neurosciences, School of Medicine, University of California, San Diego

RISK FACTORS

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Form 10-K, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Limited Operating History; Uncertainty of Future Profitability. The Company was formed in May 1995, has a limited operating history and is at an early stage of development. As of December 31, 1997, the Company had an accumulated deficit of $3.1 million. The Company's expansion of its operations and continued development of its UHTSS and fluorescent assay technologies will require a substantial increase in expenditures and the Company expects to incur operating losses at least through 1998. The Company's ability to achieve sustained profitability will depend in part on its ability to successfully develop and install its UHTSS, provide screen development and screening services to pharmaceutical and biotechnology companies, achieve acceptable performance specifications for its UHTSS and gain industry acceptance of its systems, services and technologies. Accordingly, the extent of future losses and the time required to achieve sustained profitability is uncertain. The Company is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to address these risks. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenues from commercial sales of products based upon any compound identified by using the Company's technologies are not expected for at least several years, if at all. The time required to reach or sustain profitability is uncertain, and there can be no assurance that the Company will be able to achieve or maintain profitability. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

New and Uncertain Technology. The Company's UHTSS technology and its methods of screening molecular targets incorporate new and unproven approaches to the identification of lead compounds with therapeutic potential. The Company intends to use its UHTSS and fluorescent assay technologies to rapidly identify for itself and its collaborators as many compounds with commercial potential as possible. Historically, because of the highly proprietary nature of such activities, the importance of these activities to drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their programs, pharmaceutical and biotechnology companies have conducted molecular target screening and lead compound identification within their own internal research departments. The Company's ability to succeed will be dependent, in part, upon the willingness of potential collaborators to use the Company's systems, services and technologies as a tool in the discovery and development of compounds with commercial potential.

The Company's fluorescent assay technologies are novel for use in the drug discovery process and have never been utilized in the discovery of any compound that has been commercialized. The Company has completed the development of only limited numbers of screens for its collaborators. There can be no assurance that the Company's fluorescent assay technologies will result in the discovery of lead compounds that will be safe or efficacious. Furthermore, there can be no assurance that the Company can consistently develop, validate or reproduce its biochemical and cell-based assays or reagents or substrates required for their use in volumes sufficient to fulfill the requirements of its collaborative agreements or to meet the Company's needs for internal use. Development of new pharmaceutical products is highly uncertain, and no assurance can be given that the Company's drug discovery technology will result in any commercially successful compound.

The Company's UHTSS technology has never been implemented as a fully operational system. The UHTSS is not expected to be fully integrated and operational for at least two years. The UHTSS will require significant additional investment and research and development prior to commencement of full-scale commercial operation, including integration of complex instrumentation and software and testing to validate performance and cost effectiveness, and is subject to substantial risks. Complex instrumentation systems that appear to be promising at early stages of development may not become fully operational for a number of reasons. These systems may be found ineffective, be difficult or uneconomical to produce, fail to achieve expected performance levels or industry acceptance, or be precluded from commercialization by the proprietary rights of third parties. Some of the instrumentation and software expected to comprise the UHTSS are not now and have not previously been used in commercial applications. Many of these technologies have not been validated or developed at levels necessary to screen miniaturized assays, and there can be no assurance that UHTSS technologies, if developed, will achieve expected performance levels at these scales. The successful implementation and operation of the UHTSS will be a complex process requiring integration and coordination of a number of factors, including integration of and successful interface between complex advanced robotics, microfluidics, automated storage and retrieval systems, fluorescence detector technologies and software and information systems. The liquid dispensing requirements for the NanoPlates being designed for the UHTSS are far beyond current high throughput screening practices for dispensing small volumes. The development of microfluidics to accurately and rapidly aspirate and dispense the microscopic volumes necessary for the UHTSS is particularly challenging. There can be no assurance that the Company and its suppliers will be able to successfully integrate or implement this microfluidics technology or all of the other instrumentation needed for the UHTSS.

As the UHTSS is developed, integrated and used, it is possible that previously unanticipated limitations or defects may emerge. In addition, operators using the system may require substantial new technical skills and training. There can be no assurance that unforeseen complications will not arise in the development, delivery and operation of the UHTSS that could materially delay or limit its use by the Company and its corporate collaborators, substantially increase the anticipated cost of development of the system, result in the breach by the Company of its contractual obligations to its collaborators and others, or render the system unable to perform at the quality and capacity levels required for success. Such complications or delays could subject the Company to litigation and have other material adverse effects on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully develop its UHTSS, achieve anticipated throughputs, gain industry acceptance of the Company's approach to the identification of lead compounds or develop a sustainable profitable business.

Dependence on Pharmaceutical and Biotechnology Collaborations. The Company's strategy for the development and commercialization of its integrated technology platform involves the formation of multiple corporate collaborations. To date, all revenue received by the Company has been from its collaborations and technology alliances. The Company expects that substantially all revenue for the foreseeable future will come from collaborators. Furthermore, the Company's ability to achieve profitability will be dependent upon the ability of the Company to enter into additional corporate collaborations for development of screens and for screening services or its human cell functional genomics program. Because pharmaceutical and biotechnology companies engaged in drug discovery activities have historically conducted drug discovery and screening activities through their own internal research departments, these companies must be convinced that the Company's UHTSS technologies justify entering into collaborative agreements with the Company. There can be no assurance that the Company will be able to negotiate additional collaborative agreements in the future on acceptable terms, if at all, that such current or future collaborative agreements will be successful and provide the Company with expected benefits, or that current or future collaborators will not pursue or develop alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means for identifying lead compounds or targets.

The Company's strategy for the development of the UHTSS includes the establishment of a syndicate of collaborators to provide the Company with development funding, technology and personnel resources and system validation. To date, the Company's UHTSS co-development syndicate includes BMS, Lilly, Warner-Lambert and Merck. The Company's agreements provide that the agreement generally may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. In addition, the amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such agreements. There can be no assurance that any one or more of the Company's collaborators will not elect to terminate their agreements with the Company. Termination of the Company's existing or future collaboration agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's strategy involves expanding its functional genomics programs and obtaining access to libraries of compounds from third parties to be screened against multiple targets. Because of the potential overlap of compounds and targets provided by the Company's collaborators, there can be no assurance that conflicts will not arise among collaborators as to rights to particular products developed as a result of being identified through the use of the Company's technologies. Failure to successfully manage existing and future collaborator relationships, maintain confidentiality among such relationships or prevent the occurrence of such conflicts could lead to disputes that result in, among other things, a significant strain on management resources, legal claims involving significant time and expense and loss of reputation, a loss of capital or a loss of collaborators, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Technology Alliances. In order to further the development of its UHTSS, the Company has formed and intends to continue to form technology alliances with certain companies in the areas of informatics, robotics, automated storage and retrieval, liquid handling systems, microfluidics and detection devices. The Company relies on these companies, many of which are single-source vendors, for the development, manufacture and supply of certain components of the UHTSS. Although the Company believes that alternative sources for UHTSS components could be made available, any interruption in the development, manufacture or supply of a sole-sourced component could have a material adverse effect on the Company's ability to develop its UHTSS until a new source of supply is qualified, could subject the Company to penalties for delays in delivery of the UHTSS and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company will be able to enter into additional technology alliances on commercially reasonable terms, if at all, or that the Company's current or future technology suppliers will meet the Company's requirements for quality, quantity or timeliness. Failure of any one of the Company's current or future technology suppliers to deliver components (such as microfluidic dispensers or fluorescence detectors) that meet required specifications in a timely manner, or at all, could significantly affect the Company's ability to meet its contractual obligations to the UHTSS syndicate members.

Management of Growth. The Company's success will depend on its ability to expand and manage its operations and facilities. To be cost-effective and timely in the development and installation of its systems, services and technologies, the Company must coordinate the integration of multiple technologies in complex systems, both internally and for its collaborators. There can be no assurance that the Company will be able to manage its growth, to meet the staffing requirements of additional collaborative relationships or to successfully assimilate and train its new employees. If the Company continues to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on the Company's business, financial condition or results of operations.

Future Capital Needs; Uncertainty of Additional Funding. The Company may be required to raise additional capital over a period of several years in order to conduct or expand its operations or acquire new technology. Such capital may be raised through additional public or private equity financings, borrowings and other available sources. No assurance can be given that the Company's business or operations will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve or sustain profitable operations. There can be no assurance that the Company will continue to receive funding under its existing collaborative agreements or that the Company's existing or potential future collaborative agreements will be adequate to fund the Company's operations.

Dependence on Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its systems, services and technologies, and to operate without infringing the proprietary rights of third parties. The Company is dependent, in part, on the patent rights licensed from third parties with respect to its fluorescent assay technologies. There can be no assurance that patent applications filed by the Company or its licensors will result in patents being issued, that the claims of such patents will offer significant protection of the Company's technology, or that any patents issued to, or licensed by, the Company will not be challenged, narrowed, invalidated, or circumvented. The Company may also be subject to legal proceedings that result in the revocation of patent rights previously owned by or licensed to the Company, as a result of which the Company may be required to obtain licenses from others to continue to develop, test or commercialize its systems, services or technologies. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, if at all.

The drug discovery industry, including screening technology companies, has a history of patent litigation and will likely continue to have patent litigation suits concerning drug discovery technologies. The patent positions of pharmaceutical, biotechnology and drug discovery companies, including the Company, are generally uncertain and involve complex legal and factual questions. A number of patents have issued and may issue on certain targets or their use in screening assays that could prevent the Company and its collaborators from developing screens using such targets, or relate to certain other aspects of technology utilized or expected to be utilized by the Company. The Company has received invitations from third parties to license patents owned or controlled by third parties. The Company evaluates these requests and intends to obtain licenses that are compatible with its business objectives. There can be no assurance, however, that the Company will be able to obtain any licenses on acceptable terms, if at all. The Company's inability to obtain or maintain patent protection or necessary licenses could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company is aware of a third party Patent Cooperation Treaty application that claims certain uses of green fluorescent protein including its use in protein kinase assays. If a patent were to issue from such application that relates to the Company's GFP kinase reporters, the Company believes that such patent would be unlikely to require the Company to obtain a license. However, the Company may need to obtain such a license and there can be no assurance that any such license would be available on commercially reasonable terms, if at all. The Company is also aware of third party patents and published patent applications that contain issued or issuable claims that may cover certain aspects of the Company's or its collaborators' technologies, including certain types of fluorescent assay methods, certain assays for ligands to certain classes of targets such as certain cell surface and intracellular receptors, and certain transcription based assays for chemicals that modulate transcription of a gene encoding a protein related to disease. There can be no assurance that the Company would not be required to take a license under any such patents to practice certain aspects of its fluorescent assay technologies or that such license would be available on commercially reasonable terms, if at all. The Company could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to its patent rights or intellectual property rights made by third parties, or in bringing such proceedings or enforcing any patent rights against third parties. The Company's inability to obtain necessary licenses or its involvement in proceedings concerning patent rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

In addition to patent protection, Aurora also relies on copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, the Company requires employees, consultants and certain collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information or that adequate remedies would exist in the event of such unauthorized use or disclosure. The loss or exposure of trade secrets possessed by the Company could adversely affect its business.

Competition and the Risk of Obsolescence of Technology. Competition among pharmaceutical and biotechnology companies that attempt to identify compounds for development is intense. Because the UHTSS is being designed to integrate a number of different technologies, the Company competes in many areas, including assay development, high throughput screening and functional genomics. In the pharmaceutical industry, the Company competes with the research departments of pharmaceutical and biotechnology companies and other commercial enterprises, as well as numerous academic and research institutions. There can be no assurance that pharmaceutical and biotechnology companies which currently compete with the Company in specific areas will not merge or enter into joint ventures or other alliances with one or more other such companies and become substantial multi-point competitors or that the Company's collaborators will not assemble their own ultra-high throughput screening systems by purchasing components or contracting for services from competitors. Genomics and combinatorial chemistry companies may also expand their business to include compound screening or screen development, either alone or pursuant to alliances with others. The Company's technological approaches, in particular its UHTSS, may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of these pharmaceutical and biotechnology companies, which represent the greatest potential market for the Company's systems, services and technologies, have developed or are developing internal programs and other methodologies to improve productivity, including major investments in robotics technology to permit the automated screening of compounds.

Uncertainty of Milestone Payments on Pharmaceutical Products. The Company's long-term revenue will depend in part on the realization of milestone payments and royalties, if any, triggered by the successful development and commercialization of lead compounds identified through the use of the Company's technologies. The Company's screens may result in developed and commercialized pharmaceutical products generating milestone payments and royalties only after lengthy and costly pre-clinical and clinical development efforts, the receipt of requisite regulatory approvals, and the integration of manufacturing capabilities and successful marketing efforts, all of which must be performed by the Company's collaborators. With the exception of certain aspects of pre-clinical development, the Company does not currently intend to perform any of these activities. The Company's agreements with its collaborators do not obligate those parties to develop or commercialize lead compounds identified through the use of the Company's technologies. Development and commercialization of lead compounds will therefore depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, all of which are outside the Company's control. There can be no assurance that the interests and motivations of the Company's collaborators are, or will remain, aligned with those of the Company, that current or future collaborators will not pursue alternative technology in preference to that of the Company or that such collaborators will successfully perform their development, regulatory, compliance, manufacturing or marketing functions. In addition, there can be no assurance that any product will be developed and commercialized as a result of such collaborations, that any such development or commercialization would be successful or that disputes will not arise over the application of payment provisions to such drugs.

Government Regulation. Regulation by the U.S. Food and Drug Administration (the "FDA") and other governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a collaborator. It is not currently anticipated that the Company will develop its own drugs through clinical trials. However, pharmaceutical products, if any, developed by the Company's collaborators will require lengthy and costly pre-clinical and clinical trials and regulatory approval by governmental agencies prior to commercialization. The process of obtaining these approvals and the subsequent compliance with appropriate federal, state and foreign statutes and regulations are time consuming and require the expenditure of substantial resources. Delays in obtaining regulatory approvals would adversely affect the marketing of any drugs developed by the Company's collaborators, diminish any competitive advantages that the Company's collaborators may attain and therefore adversely affect the Company's ability to receive royalties or milestone payments. These testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all.

Attraction and Retention of Key Employees and Consultants. The Company is highly dependent on the principal members of its scientific and management staff, and certain scientific advisors. The loss of key members of its staff could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain "key person" insurance on any of its employees. The Company's future success will also depend in part on its ability to identify, recruit and retain additional qualified personnel, including individuals holding doctoral degrees in the basic sciences. There is intense competition for such personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to continue to attract and retain personnel with the advanced technical qualifications necessary for the development of the Company's business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Fluctuations in Quarterly Results. To date, all revenue received by the Company has been from the payment of license and upfront fees and research and co-development funding paid pursuant to collaborative agreements. The Company expects that a significant portion of its revenue for the foreseeable future will be comprised of such payments. The timing of certain large payments in the future will depend upon the completion of major deliverables in its collaborators' UHTS Systems. Operating results may therefore vary substantially from quarter to quarter and will not necessarily be indicative of results in subsequent periods.

Possible Volatility of Stock Price. The market prices for securities of comparable companies have been highly volatile and the market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company or its competitors, disputes or other developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to systems, services or technologies under development by the Company, its collaborative partners or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in the Company's revenues and financial results and other factors, may have a significant impact on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and materially adverse impact on such market price.

Control By Management and Existing Stockholders; Anti-Takeover Provisions. The Company's principal stockholders, executive officers, directors and affiliated individuals and entities together beneficially own approximately 47% of the outstanding shares of Common Stock as of March 17, 1998. As a result, these stockholders, acting together, will be able to influence significantly and possibly control most matters requiring approval by the stockholders of the Company, including approvals of amendments to the Company's Certificate of Incorporation, mergers, a sale of all or substantially all of the assets of the Company and other fundamental transactions. In addition, the Company's Certificate of Incorporation (the "Restated Certificate") does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers of the Company, together with the Company's principal stockholders, will be able to control the election of the members of the Board of Directors of the Company. Such a concentration of ownership could have an adverse effect on the price of the Common Stock, and may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

The Restated Certificate authorizes the Board of Directors of the Company, without stockholder approval, to issue additional shares of Common Stock and to fix the rights, preferences and privileges of and issue up to 7,500,000 shares of preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of preferred stock, rights to purchase preferred stock or additional shares of Common Stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of such preferred stock could make the acquisition of a substantial block of the Company's Common Stock more difficult or limit the price that investors might be willing to pay for shares of the Company's Common Stock. Further, the Restated Certificate provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the President of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or by the holders of 10% of the outstanding voting stock of the Company. These and other provisions contained in the Restated Certificate and the Company's Bylaws, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests and, therefore, could adversely affect the price of the Company's Common Stock.

ITEM 2.        PROPERTIES

The Company leases approximately 81,200 square feet of space used for laboratory and administrative purposes in San Diego, California. These facilities are leased through September 15, 2008. The Company also leases approximately 22,200 square feet of laboratory and office space in La Jolla, California, which is subleased to third-party tenants. These facilities are leased through October 15, 1999. The Company believes these facilities will be adequate for its current and projected needs and that additional space at a nearby location will be available as needed.

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

(a) The Company's common stock began trading on the Nasdaq National Market under the symbol "ABSC" on June 19, 1997. The following table presents high and low sales prices of the Company's common stock, as reported by Nasdaq, for the periods indicated:

1997                                                           High       Low
----                                                           ----       ---
Second Quarter (beginning June 19, 1997 )                   $ 12.25    $ 10.00
Third Quarter                                                 15.63       9.38
Fourth Quarter                                                15.75      11.00

     As of March 17, 1998, there were approximately 104 stockholders of record of the Company's common stock. The Company has never declared or paid any cash dividends on its common stock and does not intend to pay any cash dividends on its common stock in the foreseeable future.

(b) Expenses incurred by the Company through December 31, 1997 in connection with the issuance and distribution of Common Stock in its initial public offering in June 1997 included underwriting discounts and commissions of $2,905,129 and other expenses of $852,460. Total offering expenses of $3,757,589 resulted in net offering proceeds to the Company of $37,744,251. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

     Of the net offering proceeds to the Company of $37.7 million, through December 31, 1997 approximately $9.1 million was used for general corporate purposes, approximately $1.7 million was used for enhancement of internal research and development capabilities and approximately $1.6 million was used for facilities expansion and improvements. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $25.3 million of the net offering proceeds remain as working capital, with approximately $8.8 million held as cash and cash equivalents and approximately $16.5 million held as temporary investments.

ITEM 6.        SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the financial statements and accompanying notes included elsewhere in this document.


                                                                               PERIOD FROM
                                                                               MAY 8, 1995
                                             YEARS ENDED DECEMBER 31,         (INCEPTION) TO
                                        ------------------------------------  DECEMBER 31,
                                              1997              1996              1995
                                        ------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:           (in thousands, except per share and share amounts)
Revenue:
   Screening systems                    $       8,802     $       2,217       $         --
   Screening services                           3,856                --                 --
   License fees                                 2,250                --                 --
                                        ------------------------------------------------------
      Total revenue                            14,908             2,217                 --
Operating expenses:
   Cost of screening systems                    4,637                --                 --
   Cost of screening services                   2,346                --                 --
   Research and development                     5,406             4,396                366
   Selling, general and administrative          3,679             1,275                 46
                                        ------------------------------------------------------
      Total operating expenses                 16,068             5,671                412
                                        ------------------------------------------------------
Loss from operations                           (1,160)           (3,454)              (412)
Interest income                                 1,793               580                 --
Interest expense                                 (346)              (59)                --
                                        ------------------------------------------------------
Income (loss) before income taxes                 287            (2,933)              (412)
Income taxes                                      (20)               --                 --
                                        ------------------------------------------------------
Net income (loss)                       $         267     $      (2,933)      $       (412)
                                        ======================================================

Basic income (loss) per share           $        0.02        $    (0.35)      $  (5,146.59)
                                        ======================================================
Diluted income (loss) per share         $        0.02        $    (0.35)      $  (5,146.59)
                                        ======================================================

Shares used in computing:
   Basic income (loss) per share           13,561,414         8,346,650                 80
                                        ======================================================
   Diluted income (loss) per share         15,422,755         8,346,650                 80
                                        ======================================================

                                                           DECEMBER 31,
                                        ------------------------------------------------------
                                              1997              1996              1995
                                        ------------------------------------------------------
BALANCE SHEETS DATA:                                       (in thousands)
Cash, cash equivalents and investments  $      48,906     $      13,167       $         11
Total assets                                   63,036            17,515                115
Capital lease obligations, less                 3,422             1,111                 --
current portion
Accumulated deficit                            (3,078)           (3,345)              (412)
Total stockholders' equity                     54,364            15,184               (412)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 7, in "Business - Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. From May 8, 1995 (inception) to December 31, 1995, the Company's operating activities related primarily to recruitment of personnel and raising capital. Operating activities since the beginning of 1996 have focused on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and its Ultra-high Throughput Screening System ("UHTSS") designed to allow assay miniaturization and to overcome many of the limitations associated with the traditional drug discovery process.

The Company had an accumulated deficit of $3.1 million as of December 31, 1997. Although the Company was profitable for the first time in 1997, the Company expects cost of screening systems to increase substantially and, accordingly, does not expect to be profitable in 1998. The Company's ability to achieve profitability will depend in part on its ability to successfully develop its UHTSS, provide screen development and screening services to pharmaceutical and biotechnology companies, achieve acceptable performance specifications for the UHTSS and gain industry acceptance of its systems, services and technologies. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenue from commercial sales of products developed from any compounds identified by using the Company's technologies are not expected for at least several years, if at all. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Furthermore, the Company will continue to follow a strategy of investing in new technologies to expand its core drug discovery capabilities. Accordingly, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996 AND PERIOD FROM MAY 8, 1995 (INCEPTION) TO DECEMBER 31, 1995

Screening systems revenue totaled $8,802,000 and $2,217,000 in 1997 and 1996, respectively. There was no screening systems revenue in the period from May 8, 1995 (inception) to December 31, 1995 ("the 1995 Period"). The increase in screening systems revenue in 1997 resulted primarily from the Company's collaborative agreements with Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck"), which were executed in 1997, as well as funding and milestone payments under the Company's collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS") and Eli Lilly and Company ("Lilly"). Screening systems revenue in 1996 primarily resulted from the Company's collaborative agreements with BMS and Lilly.

Screening services revenue totaled $3,856,000 in 1997, primarily from the Company's collaborative agreements with BMS, Lilly, Roche Bioscience Corporation ("Roche") and Allelix Biopharmaceuticals, Inc. ("Allelix"). There was no screening services revenue in 1996 or the 1995 Period.

License fees revenue in 1997 of $2,250,000 resulted from the Company's collaborative agreements with BMS, Lilly and Warner-Lambert. There was no license fees revenue in 1996 or the 1995 Period.

Cost of screening systems totaled $4,637,000 in 1997, and was primarily related to UHTSS development for BMS and Lilly. Because the Company's collaborative agreements with BMS and Lilly were not entered into until late 1996, and called for actual research and development to begin in January 1997, there was no cost of screening systems recognized in 1996 or in the 1995 Period. All costs associated with the Company's internal development of its screening systems technology in 1996 and the 1995 Period are included in research and development expenses for the applicable period. Cost of screening services totaled $2,346,000 in 1997, and was primarily related to the development of screening assays for BMS, Lilly and Allelix, as well as screening services performed for Allelix. There was no cost of screening services in 1996 or the 1995 Period.

Research and development expenses totaled $5,406,000, $4,396,000 and $366,000 in 1997, 1996 and the 1995 Period, respectively. The period-to-period increases were primarily attributable to increased research and development personnel, increased equipment, depreciation and facilities expenses in connection with the expansion of operations, the purchase of laboratory supplies and payments under technology development and license agreements related to continued investment in new technology.

Selling, general and administrative expenses totaled $3,679,000, $1,275,000 and $46,000 in 1997, 1996 and the 1995 Period, respectively. The period-to-period increases were primarily attributable to increased management and administrative personnel, increased depreciation and facilities expenses in connection with the expansion of operations and legal and professional fees incurred in connection with the overall scale-up of the Company's operations and business development efforts.

Net interest income increased to $1,448,000 in 1997 from $521,000 in 1996, reflecting interest income from increased cash and investment balances resulting from receipts under collaborative agreements and the Company's initial public offering in June 1997. Interest income was partially offset by interest expense incurred on capital lease obligations entered into during the second half of 1996 and all of 1997. The Company did not earn interest income nor incur interest expense in the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, Aurora held cash, cash equivalents and investment securities available-for-sale of $48.9 million and working capital of $48.3 million. The Company has funded its operations to date primarily through the issuance of equity securities with aggregate net proceeds of $56.8 million, receipts from corporate collaborations and strategic technology alliances of $16.3 million, capital equipment lease financing of $5.4 million and interest income of $2.4 million through December 31, 1997.

The Company has entered into non-cancelable purchase commitments for certain components which will be used in its screening systems. Such commitments total approximately $8.4 million in 1998.

To date, all revenue received by the Company has been from collaborations, interest earned on cash and investment balances and technology alliances. The Company expects that substantially all revenue for the foreseeable future will come from collaborators and interest income.

The Company has entered into collaborative agreements with BMS, Lilly, Warner-Lambert, Merck, Roche and Allelix. The Company's ability to achieve sustained profitability will be dependent in part upon its ability to enter into additional corporate collaborations. Although the Company is actively seeking to enter into additional collaborations, there can be no assurance that the Company will be able to negotiate additional collaborative agreements on acceptable terms, if at all, or that such current or future collaborative agreements will be successful and provide the Company with expected benefits.

The Company may be required to raise additional capital over a period of several years in order to conduct or expand its operations or acquire new technology. Such capital may be raised through additional public or private equity financings, borrowings and other available sources. No assurance can be given that the Company's business or operations will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve or sustain profitable operations. There can be no assurance that the Company will continue to receive funding under its existing collaborative agreements or that the Company's existing or potential future agreements will be adequate to fund the Company's operations. If additional funding becomes necessary, there can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into arrangements with others that may have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000

Some older computer programs used by the Company were written using two digits, rather than four, to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). This could cause a system failure or miscalculations causing disruption of the Company's operations, including a temporary inability to process data or engage in similar normal business activities.

The Company is completing an assessment of whether it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 Issue cost is not expected to be material. Resolution of the Company's Year 2000 Issue is expected to be completed no later than December 31, 1998, which is prior to any anticipated impact on the Company's operating systems. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

The costs of the project and the date on which the Company believes it will complete the modifications necessary to resolve the Year 2000 Issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's proxy statement to be filed in connection with the solicitation of proxies for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Item 1 of Part I of this Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)    Financial Statements

               The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

        (2)    Financial Statement Schedules

               All schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

        (3)    Exhibits

               See Item 14 (c) below. Each management contract or compensatory plan or arrangement is identified separately in Item 14 (c).

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)     Exhibits

      EXHIBIT
       NUMBER   DESCRIPTION OF DOCUMENT
       ------   -----------------------

       3.4(1)   Restated Certificate of Incorporation.

       3.5(1)   Restated Bylaws.

         4.1    Reference is made to Exhibits 3.4 and 3.5.

       4.2(1)   Form of Common Stock Certificate.

       4.3(1)   Amended and Restated Investors' Rights Agreement dated as of
                December 27, 1996 between the Registrant and the individuals and entities listed in the signature pages thereto.

      EXHIBIT
       NUMBER   DESCRIPTION OF DOCUMENT
       ------   -----------------------
     10.1(1)    Form of Indemnity Agreement entered into between Registrant and its directors and officers.

     10.2(1)#   Registrant's 1996 Stock Plan, as amended and restated (the "1996
                Stock Plan").

     10.3(1)#   Form of Incentive Stock Option Agreement under the 1996 Stock
                Plan.

     10.4(1)#   Form of Nonstatutory Stock Option Agreement under the 1996 Stock
                Plan.

     10.5(1)#   Form of Restricted Stock Purchase Agreement under the 1996 Stock
                Plan.

     10.6(1)# Registrant's Employee Stock Purchase Plan and related offering document.

     10.7(1)#   Registrant's Non-Employee Directors' Stock Option Plan.

     10.8(1)#   Form of Nonstatutory Stock Option under Registrant's
                Non-Employee Directors' Stock Option Plan.

     10.9(1)#   Employment Agreement dated January 23, 1996 between the
                Registrant and Timothy J. Rink, as subsequently amended on March
                8, 1996.

     10.10(1)#  Employment Agreement dated August 6, 1996 between the Registrant and J. Gordon Foulkes.

     10.11(1) Preferred Stock Purchase Agreement dated as of March 8, 1996 between the Registrant and the individuals and entities listed in the signature pages thereto.

     10.12(1)   Series D Preferred Stock Purchase Agreement dated as of December
                27, 1996 between the Registrant and the individual and entities listed in the signature pages thereto.

     10.13(1)   Sublease dated May 29, 1996 between the Registrant and Torrey
                Pines Science Center Limited Partnership, as subsequently amended on August 31, 1996.

     10.14(1) Master Lease Agreement dated May 17, 1996 between the Registrant and Lease Management Services Incorporated.

     10.15(1)   Equipment Financing Agreement dated May 17, 1996 between the
                Registrant and Lease Management Services Incorporated.

     10.16(1)   Security Deposit Pledge Agreement dated May 17, 1996 between the
                Registrant and Lease Management Services Incorporated.

     10.17(1)*  Exclusive License Agreement for Fluorescent Assay Technologies
                dated June 17, 1996 between the Registrant and The Regents of the University of California.

     10.18(1)*  License Agreement dated August 2, 1996 between the Registrant and California Institute of Technology.

     10.19(1)*  License Agreement dated October 4, 1996 between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on behalf of the University of Oregon.

     10.20(1)*  Research Agreement dated April 2, 1996 between the Registrant and Sequana Therapeutics, Inc.

     10.21(1)*  Collaboration and License Agreement effective as of April 24,
                1996 between the Registrant and Packard Instrument Company, Inc.

     10.22(1)*  Collaborative Research and License Agreement dated November 26,
                1996 between the Registrant and Bristol-Myers Squibb
                Pharmaceutical Research Institute.

     10.23(1)*  Collaborative Research and License Agreement dated December 18,
                1996 between the Registrant and Eli Lilly and Company.

     10.24(1)*  Collaboration Agreement effective as of February 1, 1997 between the Registrant and Allelix Biopharmaceuticals Inc.

     10.25(1)   Multi-Tenant Industrial Lease dated April 7, 1997 between the
                Registrant and AEW/LBA Acquisition Co. II, LLC., as subsequently amended on June 12, 1997.

     10.26(2)   First Amendment dated September 1, 1997, to Multi-Tenant
                Industrial Lease between the Registrant and AEW/LBA Acquisition
                Co. II, LLC.

     10.27(2)*  Collaborative Research and License Agreement dated September 22,
                1997 between the Registrant and Warner-Lambert Company.

     10.28**    Collaborative Research and License Agreement dated December 18,
                1997 between the Registrant and Merck & Co., Inc.

     10.29 Negative Covenant Pledge Agreement dated September 29, 1997 between the Registrant and Lease Management Services
                Incorporated.

     10.30 Collateral Security Agreement dated December 16, 1997 between the Registrant and Lease Management Services Incorporated.

     10.31** Packard Aurora Supply Agreement dated February 5, 1998 between the Registrant and Packard Instrument Company, Inc.

     10.32**    Amendment to Collaboration and License Agreement dated February
                7, 1998, to Collaboration and License Agreement effective as of April 24, 1996 between the Registrant and Packard Instrument
                Company, Inc.

      EXHIBIT
       NUMBER   DESCRIPTION OF DOCUMENT
       ------   -----------------------
       10.33#   Amendment dated January 2, 1998, to Employment Agreement between the Registrant and J. Gordon Foulkes.

       23.1     Consent of Ernst & Young LLP, Independent Auditors.

       27.1 Financial Data Schedule related to the Financial Statements for the fiscal year ended December 31, 1997.

       27.2     Restated Financial Data Schedule related to the Financial
                Statements for the period ended June 30, 1997.

       27.3     Restated Financial Data Schedule related to the Financial
                Statements for the period ended September 30, 1997.
----------

       (1) Previously filed as exhibits of the same number with the Registrant's Registration Statement on Form S-1 (No. 333-23407) or amendments thereof, and incorporated herein by reference.

       (2) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No.
               0-22669) and incorporated herein by reference.

       * The Company has been granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

       ** The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

       #       Indicates management contract or compensatory plan or arrangement.

(d)      Financial Statement Schedules

        See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                            By:  /s/ TIMOTHY J. RINK
                                            ------------------------------------
                                                  Timothy J. Rink
                                                  President and Chief Executive
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                              TITLE                 DATE
                  ---------                              -----                 ----

           /s/ TIMOTHY J. RINK                  Chairman of the Board,      March 27, 1998
----------------------------------------          President and Chief
      Timothy J. Rink, M.A., M.D., Sc.D                Executive
                                                  Officer (Principal
                                                  Executive Officer)


            /s/ DEBORAH J. TOWER                Vice President, Finance     March 27, 1998
----------------------------------------          and Administration
              Deborah J. Tower                 (Principal Financial and
                                                  Accounting Officer)

           /s/ J. GORDON FOULKES                       Director             March 27, 1998
----------------------------------------
           J. Gordon Foulkes, Ph.D.

             /s/ JAMES C. BLAIR                        Director             March 27, 1998
----------------------------------------
            James C. Blair, Ph.D.

           /s/ KEVIN J. KINSELLA                       Director             March 27, 1998
----------------------------------------
              Kevin J. Kinsella

          /s/ HUGH Y. RIENHOFF, JR.                    Director             March 27, 1998
----------------------------------------
         Hugh Y. Rienhoff, Jr., M.D.

             /s/ LUBERT STRYER                         Director             March 27, 1998
----------------------------------------
             Lubert Stryer, M.D.

            /s/ ROY A. WHITFIELD                       Director             March 27, 1998
----------------------------------------
              Roy A. Whitfield

          /s/ TIMOTHY J. WOLLAEGER                     Director             March 27, 1998
----------------------------------------
            Timothy J. Wollaeger

                         AURORA BIOSCIENCES CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                                 PAGE

Report of Ernst & Young LLP, Independent Auditors................................. F-2

Balance Sheets as of December 31, 1997 and 1996................................... F-3

Statements of Operations  for the years ended  December 31, 1997 and 1996, and the period from May 8, 1995 (inception) to December 31, 1995.................... F-4

Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996, and the period from May 8, 1995 (inception) to December 31,
  1995............................................................................ F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1996, and the period from May 8, 1995 (inception) to December 31, 1995................ F-6

Notes to Financial Statements..................................................... F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Aurora Biosciences Corporation

We have audited the accompanying balance sheets of Aurora Biosciences Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and for the period from May 8, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Biosciences Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from May 8, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                                      ERNST & YOUNG LLP

San Diego, California
February 7, 1998

                         AURORA BIOSCIENCES CORPORATION

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1997          1996
                                                            ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $23,168,690  $  3,914,038
   Investment securities, available-for-sale                  25,737,734     9,252,870
   Accounts receivable under collaborative agreements          3,207,166     1,116,523
   Prepaid expenses                                              563,017       228,029
   Other current assets                                          763,330       169,175
                                                            ----------------------------
      Total current assets                                    53,439,937    14,680,635
Equipment, furniture and leaseholds, net                       6,691,939     1,901,515
Notes receivable from officers and employees                     290,000       200,000
Restricted cash                                                1,311,923             -
Other assets                                                   1,302,033       732,374
                                                            ----------------------------
    Total assets                                             $63,035,832   $17,514,524
                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  1,111,946  $    299,819
   Accrued compensation                                          278,852       319,770
   Other current liabilities                                     227,778             -
   Unearned revenue                                            2,324,001       250,000
   Capital lease obligations, current portion                  1,153,185       350,247
                                                            ----------------------------
      Total current liabilities                                5,095,762     1,219,836

Capital lease obligations, less current portion                3,421,652     1,110,897
Other noncurrent liabilities                                     154,346             -

Commitments

Stockholders' equity:
   Convertible preferred stock, $.001 par value;
    7,500,000 and 25,000,000 shares authorized and
    no shares and 9,915,973 shares issued and
    outstanding at December 31, 1997 and 1996, respectively            -         9,916
   Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,032,885 and 2,865,156 shares issued and
    outstanding at December 31, 1997 and 1996, respectively       17,033         2,865
   Additional paid-in capital                                 60,497,472    18,887,790
   Deferred compensation                                      (3,072,560)     (371,573)
   Accumulated deficit                                        (3,077,873)   (3,345,207)
                                                            ----------------------------
    Total stockholders' equity                                54,364,072    15,183,791
                                                            ----------------------------
    Total liabilities and stockholders' equity               $63,035,832   $17,514,524
                                                            ============================

                              See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                            PERIOD FROM MAY 8,
                                                                                  1995
                                             YEARS ENDED DECEMBER 31,        (INCEPTION) TO
                                      --------------------------------------   DECEMBER 31,
                                             1997               1996               1995
                                      ---------------------------------------------------------
 Revenue:
    Screening systems                   $ 8,802,056      $   2,216,523      $            -
    Screening services                    3,855,693                  -                   -
    License fees                          2,250,000                  -                   -
                                      ---------------------------------------------------------
       Total revenue                     14,907,749          2,216,523                   -

 Operating expenses:
    Cost of screening systems             4,636,942                  -                   -
    Cost of screening services            2,345,933                  -                   -
    Research and development              5,405,731          4,395,914             365,548
    Selling, general and
      administrative                      3,679,317          1,275,032              46,179
                                      ---------------------------------------------------------
       Total operating expenses          16,067,923          5,670,946             411,727
                                      ---------------------------------------------------------

 Loss from operations                    (1,160,174)        (3,454,423)           (411,727)

 Interest income                          1,793,691            580,382                   -
 Interest expense                          (346,183)           (59,439)                  -
                                      ---------------------------------------------------------
 Income (loss) before income taxes          287,334         (2,933,480)           (411,727)
 Income taxes                               (20,000)                 -                   -
                                      ---------------------------------------------------------
 Net income (loss)                     $    267,334      $  (2,933,480)         $ (411,727)
                                      =========================================================

Basic income (loss) per share         $        0.02      $       (0.35)         $(5,146.59)
                                      =========================================================
Diluted income (loss) per share       $        0.02      $       (0.35)         $(5,146.59)
                                      =========================================================

Shares used in computing:
  Basic income (loss) per share          13,561,414          8,346,650                  80
                                      =========================================================
  Diluted income (loss) per share        15,422,755          8,346,650                  80
                                      =========================================================

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                CONVERTIBLE PREFERRED                                                                      TOTAL
                                         STOCK               COMMON STOCK        ADDITIONAL                            STOCKHOLDERS'
                               ----------------------   ----------------------    PAID-IN     DEFERRED    ACCUMULATED     EQUITY
                                SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL   COMPENSATION   DEFICIT      (DEFICIT)
                               -----------------------------------------------------------------------------------------------------
  Issuance of common stock            --    $    --              80   $   --     $     --    $      --    $     --     $        --
  Net loss                            --         --           --          --           --           --       (411,727)     (411,727)
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 1995          --         --              80       --           --           --       (411,727)     (411,727)
  Issuance of Series A
    preferred stock, net         7,634,895     7,635          --          --      12,617,058        --          --       12,624,693
  Issuance of Series A
    preferred stock for
    cancellation of notes
    payable                        556,387       556          --          --         924,441        --          --          924,997
  Issuance of Series B
    preferred stock, net           666,665       667          --          --       1,494,889        --          --        1,495,556
  Issuance of Series C
    preferred stock, net           600,000       600          --          --       1,496,800        --          --        1,497,400
  Issuance of Series D
    preferred stock, net           458,026       458          --          --       2,054,943        --          --        2,055,401
  Issuance of common stock,
    net                               --          --      2,677,076      2,677        90,847        --          --           93,524
  Issuance of common stock
    for acquired technology           --          --        188,000        188        63,312        --          --           63,500
  Deferred compensation
    related to stock and
    stock options                     --          --            --        --         145,500     (373,742)      --         (228,242)
  Amortization of deferred
    compensation                      --          --            --        --           --           2,169       --            2,169
  Net loss                            --          --            --        --           --                  (2,933,480)   (2,933,480)
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 1996     9,915,973     9,916     2,865,156       2,865    18,887,790     (371,573) (3,345,207)   15,183,791
  Costs incurred in
    connection with issuance
    of Series D preferred
    stock                             --          --            --        --         (37,485)       --          --          (37,485)
  Conversion of Series A, B,
    C and D preferred stock
    into common stock           (9,915,973)    (9,916)    9,915,973      9,916         --           --          --              --
  Exercise of warrants to
    purchase common stock             --          --         45,290         45           (45)       --          --              --
  Issuance of common stock,
    net                               --          --      4,206,466      4,207    37,905,268        --          --       37,909,475
  Deferred compensation
    related to stock and
    stock options                     --          --            --        --       3,741,944   (3,513,702)      --          228,242
  Amortization of deferred
    compensation                      --          --            --        --           --         812,715       --          812,715
  Net income                          --          --            --        --           --           --        267,334       267,334
                               =====================================================================================================
Balance at December 31, 1997          --    $     --     17,032,885   $ 17,033   $60,497,472 $ (3,072,560)$(3,077,873) $ 54,364,072
                               =====================================================================================================

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                                   PERIOD FROM
                                                                                                   MAY 8, 1995
                                                           YEARS ENDED DECEMBER 31,              (INCEPTION) TO
                                                         ----------------------------              DECEMBER 31,
                                                               1997                1996                1995
                                                         -----------------------------------------------------
Operating activities:
 Net income (loss)                                       $    267,334        $ (2,933,480)       $   (411,727)
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization                              964,323             156,861               1,822
   Forgiveness of notes receivable from officers
    and employees                                                --                93,129                --
   Issuance of common stock in exchange for
    acquired technology                                          --                63,500                --
   Amortization of deferred compensation                      812,715               2,169                --
   Changes in operating assets and liabilities:
    Accounts receivable under collaborative
      agreements                                           (2,090,643)         (1,116,523)               --
    Prepaid expenses and other current assets                (929,143)           (378,871)            (18,333)
    Accounts payable and accrued compensation                 771,209             339,820              51,527
     Other current liabilities                                227,778                --                  --
    Unearned revenue                                        2,074,001             250,000                --
     Other noncurrent liabilities                             154,346                --                  --
                                                         -----------------------------------------------------
Net cash provided by (used in) operating
   activities                                               2,251,920          (3,523,395)           (376,711)
Investing activities:
    Purchases of short-term investments                   (24,459,286)        (12,147,818)               --
    Sales and maturities of short-term investments          7,974,422           2,894,948                --
    Purchases of property and equipment                    (1,951,776)           (458,657)            (10,932)
    Notes receivable from officers and employees              (90,000)           (223,331)            (69,798)
    Restricted cash                                        (1,311,923)               --                  --
  Other assets                                               (569,659)           (725,934)             (6,440)
                                                         -----------------------------------------------------
Net cash used in investing activities                     (20,408,222)        (10,660,792)            (87,170)
Financing activities:
   Issuance of convertible preferred stock, net               (37,485)         17,673,050                --
   Issuance of common stock, net                           38,137,717              93,524                --
   Issuance of notes payable                                     --               449,997             475,000
   Principal payments on capital lease obligations           (689,278)           (129,465)               --
                                                         -----------------------------------------------------
Net cash provided by financing activities                  37,410,954          18,087,106             475,000
                                                         -----------------------------------------------------
Net increase in cash and cash equivalents                  19,254,652           3,902,919              11,119
Cash and cash equivalents at beginning of period            3,914,038              11,119                --
                                                         -----------------------------------------------------
Cash and cash equivalents at end of period               $ 23,168,690        $  3,914,038        $     11,119
                                                         ====================================================

Supplemental disclosure of cash flow information:
  Interest paid                                          $    346,183        $     59,439        $       --
                                                         ====================================================

Supplemental schedule of non-cash investing
  And financing activities:
Property and equipment acquired under
  capital leases                                         $  3,802,971        $  1,590,609        $       --
                                                         ====================================================
Conversion of notes payable to convertible
  preferred stock                                        $       --          $    924,997        $       --
                                                         ====================================================

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Aurora Biosciences Corporation (the "Company" or "Aurora") was incorporated in California on May 8, 1995 and subsequently re-incorporated in Delaware on January 22, 1996. The Company designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. Aurora is developing an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and its Ultra-high Throughput Screening System ("UHTSS") designed to allow assay miniaturization and to overcome many of the limitations associated with the traditional drug discovery process.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified the Company's cash equivalents and investment securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

The Company invests its excess cash in U.S. Government and agency securities, debt instruments of financial institutions and corporations and money market funds with strong credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities which should maintain safety and liquidity.

EQUIPMENT, FURNITURE AND LEASEHOLDS

Equipment, including capitalized leased equipment, furniture and leaseholds is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets (generally three to five years) or the term of the applicable lease.

STOCK OPTIONS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized.

REVENUE RECOGNITION

Revenue under collaborative agreements typically consists of non-refundable upfront fees, ongoing research and co-development payments, and milestone, royalty and other contingent payments. Revenue from non-refundable upfront fees is recognized upon signing of the agreement. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, and the Company believes such payments will approximate the research and development expense being incurred associated with the agreement. Revenue from milestone, royalty and other contingent payments will be recognized as earned.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue from screen development and screening and other services is recognized as earned. Advance payments received under any agreements in excess of amounts earned are classified as unearned revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred.

RESEARCH AND DEVELOPMENT EXPENSE

All research and development costs are expensed in the period incurred.

INCOME (LOSS) PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which replaced the calculation of primary and fully diluted income (loss) per share with basic and diluted income (loss) per share. Unlike primary income (loss) per share, basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income (loss) per share is very similar to the previously reported fully diluted income (loss) per share. All income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS 128, the recently effective Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 and certain rules of the SEC for shares of convertible preferred stock that converted into common stock in connection with the Company's initial public offering as if the shares were converted into common stock as of the date of original issuance.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Segment Information ("SFAS 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS 130 in 1998. Operating results of prior periods will not be restated since the Company's only component of comprehensive income has been unrealized gains and losses on investments, which were not significant. Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company may be required to disclose certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of SFAS 131 is not expected to have a material impact on the Company's future results of operations or financial position.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  CASH EQUIVALENTS AND INVESTMENT SECURITIES

A summary of the estimated fair value of cash equivalents and investment securities is shown below:

                                                                   DECEMBER 31,
                                                                1997          1996
                                                           ---------------------------
Money market funds                                         $  8,381,835    $ 3,141,747
U.S. government and agency securities                        18,498,884      3,738,755
U.S. corporate securities                                    22,235,157      5,012,834
Other debt securities                                                 -      1,000,241
                                                           ---------------------------
  Total debt securities                                      49,115,876     12,893,577
Less amounts classified as cash equivalents                 (23,378,142)    (3,640,707)
                                                           ---------------------------
  Total investment securities                              $ 25,737,734    $ 9,252,870
                                                           ===========================

The estimated fair value of each cash equivalent and investment security approximates cost and no unrealized gains or losses were reported as of December 31, 1997 or 1996. Realized gains or losses on sales of available-for-sale securities in 1997 and 1996 were not significant. The estimated fair value of available-for-sale debt securities as of December 31, 1997 by contractual maturity is as follows: $39.4 million due within one year and $9.7 million due in one to two years.

3.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

Notes receivable from officers and employees generally consist of relocation and housing loans to assist in the relocation of new employees. These notes are generally secured by all shares of the Company's common stock owned by the individual or by a deed of trust on the individual's principal residence. During 1996, notes totaling $93,129 were forgiven and recorded as research and development expense. Notes receivable as of December 31, 1997 include an interest-free $150,000 loan to an officer and director of the Company which is secured by a deed of trust on the individual's principal residence.

4.  EQUIPMENT, FURNITURE AND LEASEHOLDS

Equipment, furniture and leaseholds consists of the following:

                                                                   DECEMBER 31,
                                                               1997            1996
                                                           ----------------------------
Scientific equipment                                         $3,358,521      $1,255,749
Office furniture, computers and equipment                     2,242,204         731,423
Leasehold improvements                                        2,197,860          73,026
                                                           ----------------------------
                                                              7,798,585       2,060,198
Less accumulated depreciation and amortization               (1,106,646)       (158,683)
                                                           ----------------------------
                                                             $6,691,939      $1,901,515
                                                           ============================

The cost of equipment, furniture and leaseholds under capital leases at December 31, 1997 and 1996 was $5,393,580 and $1,590,609, respectively. The accumulated depreciation and amortization of equipment, furniture and leaseholds under capital leases at December 31, 1997 and 1996 was $915,155 and $120,550, respectively.

At December 31, 1997, the Company had approximately $2.6 million available on an $8 million capital lease line that expires in December 1998.

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  COMMITMENTS

CONSULTING AGREEMENTS

The Company has entered into various consulting agreements with its Scientific Advisors and others for aggregate minimum annual fees of approximately $215,000. The agreements generally provide for four or five year terms and are cancelable by either party upon 60 or 90 days written notice. During the years ended December 31, 1997 and 1996 and the period from May 8, 1995 (inception) through December 31, 1995, the Company expensed approximately $440,000, $332,000 and $95,000, respectively, of fees and expense reimbursements related to these agreements.

TECHNOLOGY AND LICENSE AGREEMENTS

The Company has entered into various strategic technology agreements with third parties regarding the development of its screening systems. These agreements contain varying terms and provisions which require the Company to make payments to the third parties. Pursuant to these agreements, the Company paid approximately $850,000 and $550,000 in 1997 and 1996, respectively, and is obligated to pay approximately $8.4 million in 1998.

The Company has also entered into various license agreements with academic institutions regarding certain inventions and technologies. Most such agreements may be terminated by the Company with 60 days written notice without significant financial penalty. Pursuant to these agreements, the Company paid approximately $140,000 and $120,000 in 1997 and 1996, respectively.

LEASES

The Company leases its facilities and certain equipment under operating lease agreements which expire at various dates through September 2008. The facilities lease agreements are secured by letters of credit totaling $1.3 million, which are secured by certificates of deposit. At December 31, 1997, such restricted cash totaling $1,311,923 was included in noncurrent assets. The letters of credit will be released over the next three years on a predetermined schedule. Rent expense totaled approximately $1,205,000 and $462,000 in 1997 and 1996, respectively.

In November 1997, the Company subleased certain of its facilities to a third party under an operating lease which expires in October 1999. Total sublease income in 1997 included in expenses is $79,000. Scheduled aggregate future sublease income at December 31, 1997 is approximately $1,132,000.

Annual future minimum lease payments for operating and capital leases as of December 31, 1997 are as follows:

                                                     OPERATING LEASES   CAPITAL LEASES
                                                     ---------------------------------
Years ended December 31,
1998                                                   $  2,330,370        $ 1,648,464
1999                                                      2,210,744          1,654,281
2000                                                      1,745,628          1,360,911
2001                                                      1,797,515            622,781
2002                                                      1,852,071            360,538
Thereafter                                               11,771,309                  -
                                                       -------------------------------
Total minimum lease payments                           $ 21,707,637          5,646,975
                                                       ============
Less amounts representing interest                                          (1,072,138)
                                                                           -----------
Present value of capital lease payments                                      4,574,837
Less current portion                                                        (1,153,185)
                                                                           -----------
Capital lease obligations, noncurrent                                      $ 3,421,652
                                                                           ===========

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



6.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

The Company issued shares of Series A, B and C preferred stock at $1.66, $2.25 and $2.50 per share, respectively, pursuant to March 1996 preferred stock purchase agreements. The Company issued Series D preferred stock at $4.50 per share pursuant to a December 1996 preferred stock purchase agreement.

In March 1996, the Company issued 556,389 shares of Series A preferred stock in exchange for the cancellation of promissory notes payable totaling approximately $925,000.

Convertible preferred stock issued and outstanding at December 31, 1996 is as follows:

                                            SHARES
                                          ISSUED AND                    PREFERENCE IN
                        AUTHORIZED       OUTSTANDING       PAR VALUE      LIQUIDATION
                     ----------------- ----------------- --------------- ------------
Series A                 10,500,000         8,191,282         $8,191      $13,618,006
Series B                    833,332           666,665            667        1,499,996
Series C                    800,000           600,000            600        1,500,000
Series D                    572,536           458,026            458        2,061,117
                                       ----------------------------------------------
                                            9,915,973         $9,916      $18,679,119
                                       ==============================================

In June 1997, as a result of the Company's initial public offering of common stock, all outstanding shares of convertible preferred stock were automatically converted into 9,915,973 shares of common stock. In addition, the number of authorized shares of the Company's preferred stock was decreased from 25,000,000 to 7,500,000 upon the closing of the initial public offering.

COMMON STOCK

Certain shares of common stock have been issued to founders, directors and employees of, and consultants to, the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issue price, the unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over four years. At December 31, 1997, 1,104,008 shares of common stock were subject to repurchase by the Company.

During 1996, the Company issued 188,000 shares of common stock in exchange for certain licenses and rights. Research and development expense of $63,500 was recorded related to such issuances, representing the fair value of such shares as determined by the Board of Directors on the date of grant.

In April 1997, the Company effected a four-for-five reverse split of its outstanding common stock. All share and per share amounts, including those relating to preferred stock, in the accompanying financial statements have been retroactively restated to reflect the reverse stock split.

In June 1997, the Company completed an initial public offering of 4,000,000 shares of common stock at $10.00 per share, with the Company receiving net proceeds of $36.3 million. In July 1997, the Company sold an additional 150,184 shares of common stock in connection with the partial exercise of an over-allotment option granted to the underwriters for net proceeds of approximately $1.4 million.

WARRANTS

In May 1996, the Company issued warrants to purchase 54,320 shares of Series A preferred stock at $1.66 per share to a leasing company in connection with the execution of a capital lease agreement. In June 1997, in connection with the Company's initial public offering of common stock, the warrants were exercised in a cashless transaction resulting in the issuance of 45,290 shares of common stock. No warrants are outstanding at December 31, 1997.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

DEFERRED COMPENSATION

The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the price per share of restricted stock issued or the exercise price of stock options granted and the deemed fair value of the Company's common stock at the date of issuance or grant. Shares included in the computation of deferred compensation at December 31, 1997 and 1996 include restricted stock issued and stock options granted since April 1996. Gross deferred compensation at December 31, 1997 and 1996 was $3,887,444 and $373,742, respectively, and related amortization expense totaled $812,715 and $2,169 in 1997 and 1996, respectively.

STOCK OPTION AND PURCHASE PLANS

In January 1996, the Company adopted the 1996 Stock Plan (the "Stock Plan"), under which, as amended, 2,000,000 shares of the Company's common stock were reserved for future issuance. In November 1997, the Board of Directors approved, subject to stockholder approval, an increase in the number of shares of common stock available for issuance under the Stock Plan to 4,000,000 shares. The Stock Plan provides for the grant of incentive stock options and stock appreciation rights to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants. All options and stock appreciation rights granted under the Stock Plan expire not later than ten years from the date of grant and vest and become fully exercisable after not more than five years of continued employment or engagement. Options and stock purchase rights generally vest over four years, with one-fourth of the shares vesting after one year and the remainder vesting monthly over the next three years. The exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock on the date of grant, and the exercise price of nonstatutory options may be no less than 85% of the fair market value of the Company's common stock on the date of grant.

In 1997, the Company adopted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), under which 240,000 shares of the Company's common stock were reserved for future issuance. All options granted under the Directors' Plan expire no later than ten years from the date of grant and vest and become fully exercisable after not more than four years of continued service. Options issued to date generally vest monthly over four years. The exercise price of each option must be equal to the fair market value of the Company's common stock on the date of grant.

In 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), under which 400,000 shares of the Company's common stock were reserved for future issuance. The Purchase Plan provides for all eligible employees to purchase the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value per share of the Company's common stock on the start date of each overlapping two year offering period or on the date on which each semi-annual purchase period ends. At December 31, 1997, 11,744 shares of common stock have been issued pursuant to the Purchase Plan.

In December 1997, the Board of Directors committed to grant options to purchase 113,075 shares of common stock to employees of the Company on January 1, 1998. The shares were priced at $13.13 per share, representing the fair market value of the Company's common stock at December 31, 1997.

During 1997 and 1996, the Company issued 113,472 and 353,960 shares, respectively, of restricted common stock under the Stock Plan at prices ranging from $.09 to $3.00 per share. Of the shares issued during 1997 and 1996, 113,472 and 52,800 shares, respectively, were issued at prices below the deemed fair value of the Company's common stock on the date of issuance. The weighted average deemed fair value of these issuances was $3.14 and $2.75 per share, respectively, and the difference between the deemed fair value of such shares and the fair value as determined by the Board of Directors has been included in deferred compensation at December 31, 1997 and 1996.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and has been determined as set forth below as if the Company had accounted for stock options and shares issued under the Purchase Plan under the fair value method of that Statement. The fair value of stock options was estimated at the

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENT (CONTINUED)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rates of 5.44% and 6.22%, respectively; no annual dividends; volatility factor of the expected market price of the Company's common stock price of 60%; and an expected option life of five years. The weighted-average fair value of stock options granted during 1997 and 1996 was $3.33 and $0.05, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in highly subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Shares issued under the Company's Purchase Plan were valued based upon the difference between the market value of the stock and the 15% discounted purchase price of the shares on the date of purchase. The weighted-average fair value on the date of purchase for stock purchased under this plan was $5.19 in 1997.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' respective vesting periods and the estimated fair value of shares issued under the Purchase Plan are amortized to expense over the respective offering periods. If compensation cost for the Company's stock option and stock purchase plans had been determined based on the fair value at the grant date as defined by SFAS 123, the Company's pro forma results for 1997 would have been a net loss of approximately $124,000, or $0.01 per share, based on basic and diluted weighted-average shares outstanding for 1997. The pro forma results for 1996 were not materially different from the reported results for the year. The pro forma results for 1997 and 1996 are not likely to be representative of the effects of applying SFAS 123 on the reported net income or loss in future years as these amounts reflect the expense associated with less than two years of vesting.

The following table summarizes stock option activity under the Stock and Directors' Plans and related information through December 31, 1997:

                                                           WEIGHTED-AVERAGE
                                              NUMBER OF      EXERCISE
                                               OPTIONS         PRICE
                                             ------------- --------------
Outstanding at December 31, 1995                       -            -
Granted                                            4,000         $0.09
                                             -------------
Outstanding at December 31, 1996                   4,000         $0.09
Granted                                        1,119,120         $5.90
Exercised                                         (4,000)        $1.15
Cancelled                                        (12,700)        $5.02
                                             =============
Outstanding at December 31, 1997               1,106,420         $5.90
                                             =============

At December 31, 1997, 726,588 shares remain available for grant under the Stock and Directors' Plans.

The following table summarizes information about stock options outstanding under the Company's Stock and Directors' Plans at December 31, 1997:

                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                ------------------------------------------    ----------------------------
                                WEIGHTED-
                                 AVERAGE        WEIGHTED-                       WEIGHTED-
   RANGE OF                     REMAINING        AVERAGE                         AVERAGE
   EXERCISE      NUMBER OF     CONTRACTUAL     EXERCISE        NUMBER OF       EXERCISE
    PRICES        OPTIONS          LIFE          PRICE           OPTIONS          PRICE
-------------------------------------------------------------------------------------------
$ 0.09 - $ 5.00     657,720         9.16         $ 1.58           26,549         $ 1.51
$ 9.38 - $15.25     448,700         9.76         $12.24            1,000         $11.38
                =============                                 =============
$ 0.09 - $15.25   1,106,420         9.40         $ 5.90           27,549         $ 1.87
                =============                                 =============

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1997, the Company has reserved shares of common stock for future issuance as follows:

Common stock and stock options under 1996 Stock Plan          1,593,008
Common stock under Employee Stock Purchase Plan                 388,256
Stock options under Directors' Plan                             240,000
Other                                                             4,000
                                                         --------------
                                                              2,225,264
                                                         ==============

7.  INCOME TAXES

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

                                                     YEARS ENDED DECEMBER 31,
                                                        1997           1996
                                                 ------------------------------
Federal income taxes (benefit) at 35%             $   101,000        $(1,026,000)
State income tax, net of federal benefit                3,000               --
Tax effect on non-deductible expenses                 301,000             62,000
Benefit of net operating loss carryforwards          (402,000)              --
Alternative minimum taxes                              17,000               --
Increase in valuation allowance and other                --              964,000
                                                  ------------------------------
                                                  $    20,000        $      --
                                                  ==============================

At December 31, 1997, the Company had federal and California income tax net operating loss carryforwards of approximately $2,351,000 and $2,374,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2011 and 2003, respectively, unless previously utilized. The Company also had federal and California research tax credit carryforwards of approximately $311,000 and $234,000, respectively, which will begin to expire in 2010 unless previously utilized. The Company also had California manufactured investment tax credit carryforwards of $228,000, which will begin to expire in 2005 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss and credit carryforwards may be substantially limited because of cumulative changes in the Company's ownership of more than 50%. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Significant components of the Company's net deferred tax assets as of December 31, 1997 and 1996 are shown below. A valuation allowance of $1,550,000 and $1,548,000 at December 31, 1997 and 1996, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

                                                               DECEMBER 31,
                                                          1997               1996
                                                      ------------------------------
Deferred tax assets:
  Net operating loss carryforwards                    $   965,000        $ 1,321,000
  Tax credit carryforwards                                704,000            223,000
  Other                                                   178,000            114,000
                                                      ------------------------------
  Total deferred tax assets                             1,847,000          1,658,000
Deferred tax liability:
  Depreciation                                           (297,000)          (110,000)
                                                      ------------------------------
Net deferred tax assets                                 1,550,000          1,548,000
Valuation allowance for net deferred tax assets        (1,550,000)        (1,548,000)
                                                      ------------------------------
Net deferred taxes                                    $      --          $      --
                                                      ==============================

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



8.  INCOME (LOSS) PER SHARE

The following table details the computation of basic and diluted income (loss) per share:

                                                                                  PERIOD FROM
                                                                                  MAY 8, 1995
                                                                                  (INCEPTION)
                                                                                      TO
                                                     YEARS ENDED DECEMBER 31,     DECEMBER 31,
                                                      1997           1996            1995
                                                 ------------------------------------------------
Numerator:

  Net income (loss)                              $   267,334       $(2,933,480)       $  (411,727)
                                                 ------------------------------------------------

  Numerator for basic and diluted
    income (loss) per share -- income
    available to common stockholders             $   267,334       $(2,933,480)       $  (411,727)
                                                 ================================================

Denominator:

  Weighted average common shares                   8,970,183           759,741                 80

  Effect of assumed conversion of
    convertible preferred stock to
    common stock from the date of issuance         4,591,231         7,586,909               --
                                                 ------------------------------------------------

  Denominator for basic income (loss)
    per share - adjusted weighted
    average common shares                         13,561,414         8,346,650                 80

  Effect of dilutive securities:
    Nonvested common stock                         1,452,820              --                 --
    Warrants                                          20,970              --                 --
    Common stock options                             387,551              --                 --
                                                 ------------------------------------------------
                                                   1,861,341              --                 --
                                                 ------------------------------------------------
   Denominator for diluted income
     (loss) per share - adjusted
     weighted average shares and
     assumed conversions                          15,422,755         8,346,650                 80
                                                 ================================================

Basic income (loss) per share                    $      0.02       $     (0.35)       $ (5,146.59)
                                                 ================================================

Diluted income (loss) per share                  $      0.02       $     (0.35)       $ (5,146.59)
                                                 ================================================

For additional disclosures regarding convertible preferred stock, warrants and common stock options, see Note 6.

Income (loss) per share information as presented on the statements of operations has been presented because historical income (loss) per share information is not indicative of the Company's capital structure following its June 1997 initial public offering. Historical income (loss) per share, without an adjustment for convertible preferred stock, would have been $0.03 in 1997 (basic) and ($3.86) in 1996 (basic and diluted).

9.  401(k) RETIREMENT SAVINGS PLAN

In January 1996, the Company adopted a 401(k) Retirement Savings Plan covering substantially all employees who have completed certain service requirements. Participants may contribute a portion of their compensation to the Plan through payroll deductions. Company matching contributions, if any, are determined by the Company at its sole discretion. There have been no Company contributions under the Plan through December 31, 1997. In November 1997, the Board of Directors approved the initiation of Company matching contributions effective January 1998.

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.  COLLABORATIVE AGREEMENTS

The Company entered into the following collaborative agreements in 1996 and 1997:

ULTRA-HIGH THROUGHPUT SCREENING SYSTEM AND SCREEN DEVELOPMENT AGREEMENTS

The Company entered into collaborative agreements (the "Agreements") with Bristol-Myers Squibb Company and Eli Lilly and Company, Inc. in 1996 and Warner-Lambert Company and Merck & Co., Inc. in 1997 (collectively, the "Collaborators") regarding the development and installation of the Company's UHTSS at each of the Collaborators. Under the terms of the Agreements, the Company is required to develop and separately install three components to be integrated into one complete UHTSS. In return, the Collaborators are obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery or installation payments and ongoing research and co-development funding. The Company is obligated to provide service and support for each installed UHTSS for a limited period of time.

The Company and the Collaborators will also co-develop high throughout screening assays for use by the Collaborators. In addition to certain payments to be made by the Collaborators for the use of these assays and assay technologies, the Collaborators will also make certain milestone and royalty payments to the Company if the Collaborators develop and commercialize certain compounds identified using a screen developed by the Company.

The Collaborators may terminate the Agreements at any time without cause upon written notice, provided that certain withdrawal payments are made. Certain of the Agreements provide for penalties, defined at $2,777 per day up to $1 million per agreement, payable by the Company if it fails to deliver the completed UHTSS by a specified time, as well as bonuses to the Company (up to $500,000 per certain agreements) in the event of early delivery of the systems.

SCREENING SERVICES AGREEMENTS

In 1996, the Company entered into collaborative agreements with ArQule, Inc. and Alanex Corporation to screen compound libraries provided by these companies against diverse molecular and genetic targets using Aurora's novel fluorescent assays. Any successful lead compounds identified in the screens may be developed in a joint research collaboration. The partners would share ownership rights to any compounds discovered and would share any revenues upon commercialization of the compounds.

In February 1997, the Company and Allelix Biopharmaceuticals, Inc. ("Allelix") entered into a collaborative agreement (the "Allelix Agreement") regarding the development over a three-year period of screening assays for use with targets identified by Allelix and agreed to by Aurora. Under the terms of the Allelix Agreement, the Company is required to develop such screening assays and to perform screening services, and Allelix is obligated to make certain payments to the Company in the form of upfront fees, development payments and fees for screening services. Allelix is also required to make certain milestones and royalty payments to Aurora in the event of development and commercialization of a compound identified using a screen developed by Aurora.

STRATEGIC TECHNOLOGY ALLIANCES

In 1996, the Company entered into strategic technology alliances with Packard Instrument Company ("Packard"), Carl Creative Systems and Universal Technology, Inc. to design, develop and implement certain instrumentation, storage and retrieval systems and microfluidics. The alliances require the Company to make certain payments for development work performed by these companies (Note 5).

Pursuant to the agreement with Packard, Aurora receives certain payments for development work it performs and Packard receives certain sublicense rights. In addition, Packard purchased $1 million of the Company's Series B preferred stock in May 1996 in connection with the collaboration. The preferred stock was automatically converted into common stock as a result of the Company's initial public offering of common stock in June 1997.

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



11.  RELATED PARTY TRANSACTIONS

During the period from May 8, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996, one of the Company's founding stockholders and affiliated venture funds loaned the Company $475,000 and $449,997, respectively. The notes were converted into 556,387 shares of Series A preferred stock in March 1996. The general partner of the venture funds which made these loans was the Company's Chairman of the Board and Acting Chief Executive Officer at the time of these transactions. This individual and stockholder continues to serve on the Company's Board of Directors.