Form 10-Q
period 1998-03-31
AURORA BIOSCIENCES CORP
filed 1998-05-15
CIK 1010919

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                          FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998
                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                                  ----------------------


                                AURORA BIOSCIENCES CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

               Delaware                                        33-0669859
---------------------------------------                   --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


11010 Torreyana Road, San Diego, CA                               92121
---------------------------------------                   --------------------
(Address of principal executive offices)                       (Zip code)

                                 (619) 452-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.              Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
           Class                                      April 30, 1998
           -----                                      --------------
Common Stock, $.001 par value                           17,070,368

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

        Balance Sheets - March 31, 1998 (Unaudited) and December 31, 1997......................3

        Statements of Operations (Unaudited) - Three months ended March 31, 1998 and 1997......4

        Statements of Cash Flows (Unaudited) - Three months ended March 31, 1998 and 1997......5

        Notes to Financial Statements (Unaudited)..............................................6

        ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................8

PART II.  OTHER INFORMATION

        ITEM 2.  Changes in Securities and Use of Proceeds....................................11

        ITEM 6.  Exhibits and Reports on Form 8-K.............................................11

SIGNATURE.....................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS


                                                                March 31,      December 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (Unaudited)        (Note)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                   $19,258,576    $23,168,690
   Investment securities, available-for-sale                    27,873,113     25,737,734
   Accounts receivable under collaborative agreements            1,188,683      3,207,166
   Prepaid expenses                                              1,229,701        563,017
   Other current assets                                          1,010,310        763,330
                                                               -----------    -----------
      Total current assets                                      50,560,383     53,439,937
Equipment, furniture and leaseholds, net                         8,149,351      6,691,939
Notes receivable from officers and employees                       290,000        290,000
Restricted cash                                                  1,330,673      1,311,923
Other assets                                                     1,231,750      1,302,033
                                                               -----------    -----------
                                                               $61,562,157    $63,035,832
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 1,926,297    $ 1,111,946
   Accrued compensation                                            351,418        278,852
   Other current liabilities                                       149,556        227,778
   Unearned revenue                                              2,396,501      2,324,001
   Capital lease obligations, current portion                    1,419,692      1,153,185
                                                               -----------    -----------
      Total current liabilities                                  6,243,464      5,095,762

Capital lease obligations, less current portion                  4,207,007      3,421,652
Other noncurrent liabilities                                       155,528        154,346

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 17,038,353 and 17,032,885 shares issued and
     outstanding at March 31, 1998 and December 31, 1997,           17,038         17,033
     respectively
   Additional paid-in capital                                   60,499,891     60,497,472
   Deferred compensation                                        (2,828,152)    (3,072,560)
   Accumulated deficit                                          (6,732,619)    (3,077,873)
                                                               -----------    -----------
      Total stockholders' equity                                50,956,158     54,364,072
                                                               -----------    -----------
                                                               $61,562,157    $63,035,832
                                                               ===========    ===========



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
Revenue:
   Screening systems                                        $ 1,062,500     $   650,000
   Screening services                                         1,322,721         405,000
   License fees                                               1,262,500         487,500
                                                            -----------     -----------
      Total revenue                                           3,647,721       1,542,500

Operating expenses:
   Cost of screening systems                                  3,204,804         687,612
   Cost of screening services                                   748,909         287,440
   Research and development                                   2,741,519         910,829
   Selling, general and administrative                        1,197,817         642,168
                                                            -----------     -----------
      Total operating expenses                                7,893,049       2,528,049
                                                            -----------     -----------

Loss from operations                                         (4,245,328)       (985,549)

Interest income                                                 741,358         203,183
Interest expense                                               (150,776)        (59,262)
                                                            -----------     -----------
Net loss                                                    $(3,654,746)    $  (841,268)
                                                            ===========     ===========
Basic and diluted loss per share                            $     (0.23)    $     (0.08)
                                                            ===========     ===========
Shares used in computing basic and diluted loss per share    16,016,063      11,164,104
                                                            ===========     ===========




                             See accompanying notes.

                                AURORA BIOSCIENCES CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                            Three Months Ended March 31,
                                                           -----------------------------
                                                                1998             1997
                                                           ------------     ------------
OPERATING ACTIVITIES:
Net loss                                                   $(3,654,746)    $  (841,628)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                               455,477         152,449
   Amortization of deferred compensation                       244,408         106,437
   Changes in operating assets and liabilities:
      Accounts receivable under collaborative agreements     2,018,483         966,523
      Prepaid expenses and other current assets               (913,664)       (411,364)
      Accounts payable and accrued compensation                886,917         301,643
      Other current liabilities                                (78,222)             --
      Unearned revenue                                          72,500         855,000
      Other noncurrent liabilities                               1,182              --
                                                           -----------     -----------
Net cash (used in) provided by operating activities           (967,665)      1,129,060

INVESTING ACTIVITIES:
Purchases of investment securities                          (9,385,379)     (1,485,021)
Sales and maturities of investment securities                7,250,000       1,600,000
Purchases of equipment, furniture and leaseholds              (535,117)       (537,431)
Notes receivable from officers and employees                        --         (60,000)
Restricted cash                                                (18,750)             --
Other assets                                                    70,283          38,399
                                                           -----------     -----------
Net cash used in investing activities                       (2,618,963)       (444,053)

FINANCING ACTIVITIES:
Cost of convertible preferred stock, net                            --         (36,528)
Issuance of common stock, net                                    2,424          44,342
Principal payments on capital lease obligations               (325,910)       (106,116)
                                                           -----------     -----------
Net cash used in financing activities                         (323,486)        (98,302)
                                                           -----------     -----------
Net (decrease) increase in cash and cash equivalents        (3,910,114)        586,705

Cash and cash equivalents at beginning of period            23,168,690       3,914,038
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $19,258,576     $ 4,500,743
                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                              $   150,776     $    59,262
                                                           ===========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital leases       $ 1,377,772     $   506,074
                                                           ===========     ===========


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements of Aurora Biosciences Corporation ("Aurora" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC").

2.      LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities, except that, for the periods prior to the Company's initial public offering in June 1997, convertible preferred shares are included on an as-if converted basis in the basic computation. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS 128 and the requirements of the recently effective SEC Staff Accounting Bulletin No. 98.

        The following table details the computation of basic and diluted loss per share:

                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 -------------   -----------
         Numerator:

           Net loss                                              $(3,654,746)    $  (841,268)
                                                                 -----------     -----------

           Numerator for basic and diluted loss per share -
            income available to common stockholders              $(3,654,746)    $  (841,268)
                                                                 ===========     ===========

         Denominator:

           Weighted average common shares                         16,016,063       1,248,131

           Effect of assumed conversion of convertible
            preferred stock to common stock from the date of
            issuance                                                      --       9,915,973
                                                                 -----------     -----------
           Denominator for basic and diluted loss per share -
            adjusted weighted average common shares               16,016,063      11,164,104
                                                                 ===========     ===========
         Basic and diluted loss per share                        $    (0.23)     $     (0.08)
                                                                 ===========     ===========

                         AURORA BIOSCIENCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

        Loss per share information as presented on the statement of operations for the three months ended March 31, 1997 has been presented because historical loss per share information is not indicative of the Company's capital structure following its June 1997 initial public offering. Historical loss per share, without an adjustment for convertible preferred stock, would have been ($0.67) for the three months ended March 31, 1997 (basic and diluted).

3.      NEW ACCOUNTING STANDARDS

        Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The adoption of SFAS 130 did not affect the results of operations or financial position because the Company's only component of comprehensive income is unrealized gains and losses on investments, which is not significant. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position, and did not affect the disclosure of segment information because the Company operates in only one operating segment.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. From May 8, 1995 (inception) to December 31, 1995, the Company's operating activities related primarily to recruitment of personnel and raising capital. Operating activities since the beginning of 1996 have focused principally on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and its Ultra-high Throughput Screening System ("UHTSS") designed to allow assay miniaturization and automation with the potential to help change the paradigm of drug discovery.

The Company had an accumulated deficit of $6.7 million as of March 31, 1998. Although the Company reported a small net income in 1997, the $3.7 million net loss in the first quarter of 1998 reflects the Company's expectation that substantial expenditures will be made in 1998 to accelerate the development of UHTSS technology. Accordingly, the Company does not expect to be profitable in 1998. The Company's ability to achieve sustained profitability in the future will depend in part on its ability to successfully develop its UHTSS, provide screen development and screening services to pharmaceutical and biotechnology companies, achieve acceptable performance specifications for the UHTSS and gain industry acceptance of its systems, services and technologies. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenue from commercial sales of products developed from any compounds identified by using the Company's technologies are not expected for at least several years, if at all. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Furthermore, the Company will continue to follow a strategy of investing in new technologies to expand its technology platform. Accordingly, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Total revenue increased 136% to $3,648,000 for the three months ended March 31, 1998 from $1,543,000 for the three months ended March 31, 1997. The increase in revenue resulted primarily from the Company's collaborative agreements with Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck"), which were executed in the second half of 1997. Screening systems, screening services and license fees revenue under these collaborative agreements were recorded in the 1998 period while no such revenue was recorded in the 1997 period. Screening services revenue also increased as a result of expanded screen development activity under the Company's collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS") and Eli Lilly and Company ("Lilly").

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1998


Total operating expenses increased 212% to $7,893,000 for the three months ended March 31, 1998 from $2,528,000 for the three months ended March 31, 1997. The increase in operating expenses resulted primarily from the growth of the Company, reflected by the growth to 116 employees at March 31, 1998 from 51 at March 31, 1997 and expansion of the Company's facilities to 81,000 square feet from 22,000 square feet in October 1997.

Cost of screening systems increased 366%. In addition to the factors noted above, the increase was attributable to expanded development activity for the UHTSS, reflected by increased purchases of materials and supplies as well as increased technology development expenses related to the development of the UHTSS for the Company's collaborators.

Cost of screening services increased 161%. In addition to the factors noted above, the increase resulted from development of screening assays for Warner-Lambert and Merck under collaborative agreements executed in the second half of 1997 and expanded development of screening assays for BMS and Lilly.

Research and development expenses increased 201%. In addition to the factors noted above, the increase was due to the expansion of the Company's human cell functional genomics program, ongoing development of its own UHTSS and investment in new technologies to expand the Company's technology platform.

Selling, general and administrative expenses increased 87% with the overall expansion of the Company's operations as noted above.

Net interest income increased 310% to $591,000 for the three months ended March 31, 1998 from $144,000 for the three months ended March 31, 1997. The increase reflected interest income from increased cash and investment balances resulting from receipts under collaborative agreements and the Company's initial public offering in June 1997. The increased interest income was partially offset by increased interest expense incurred on capital lease obligations entered into during the last nine months of 1997 and the first three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, Aurora held cash, cash equivalents and investment securities available-for-sale of $47.1 million and working capital of $44.3 million. The Company has funded its operations through March 31, 1998 primarily through the issuance of equity securities with aggregate net proceeds of $56.8 million, receipts from corporate collaborations and strategic technology alliances of $22.0 million, capital equipment lease financing of $6.8 million and interest income of $3.1 million.

The Company has entered into non-cancelable purchase commitments for certain components that will be used in its screening systems. Such commitments total approximately $8.3 million for the remainder of 1998.

To date, all revenue received by the Company has been from collaborations, interest earned on cash and investment balances and technology alliances. The Company expects that substantially all revenue for the foreseeable future will come from collaborators and interest income.

The Company's strategy for the development of the UHTSS includes the establishment of a syndicate of collaborators to provide the Company with development funding, technology and personnel resources and system validation. To date, the Company's UHTSS co-development syndicate includes BMS, Lilly,

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1998

Warner-Lambert and Merck. In addition, the Company has entered into collaborations with Roche Bioscience Corporation and Allelix Biopharmaceuticals, Inc. for screening services.

The Company's ability to achieve sustained profitability will be dependent upon its ability to enter into additional corporate collaborations. Although the Company is actively seeking to enter into additional collaborations, there can be no assurance that the Company will be able to negotiate additional collaborative agreements on acceptable terms, if at all. The Company's current collaborative agreements provide that the agreements generally may be terminated by the collaborator without cause upon short notice, which terminations would result in loss of anticipated revenue. Although the Company's collaborators would be required to pay certain penalties in the event they terminate their agreements without cause, there can be no assurance that any one or more of the Company's collaborators will not elect to terminate their agreements with the Company. In addition, the amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected, that the Company will derive any additional revenue from such agreements or that such current or future collaborative agreements will be successful and provide the Company with expected benefits. Termination of the Company's existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

IMPACT OF YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's computer systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company is currently addressing the Year 2000 issue with respect to the availability and integrity of its financial systems and the reliability of its operating systems. The Company is also communicating with significant suppliers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant.

While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will not have a material adverse effect on the Company. In addition, the potential impact of the Year 2000 issue on significant suppliers, financial institutions and others with whom the Company does business cannot be reasonably estimated at this time. The cost of the Year 2000 initiatives to be executed by the Company is not expected to be material to the Company's results of operations or financial position.

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 1998


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Net offering proceeds to the Company from its initial public offering in June 1997 and partial exercise of an over-allotment option granted to the underwriters totaled $37.7 million. Through March 31, 1998, approximately $13.8 million was used for general corporate purposes, approximately $3.5 million was used for enhancement of internal research and development capabilities and approximately $2.0 million was used for facilities expansion and improvements. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $18.4 million of the net offering proceeds remain as working capital, held as temporary investments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.31(1)* Packard  Aurora Supply  Agreement  dated February 5, 1998 between the Registrant and
                  Packard Instrument Company, Inc.
        10.32(1)* Amendment to Collaboration and License Agreement dated February 7, 1998, to
                  Collaboration and License Agreement effective as of April 24, 1996 between the
                  Registrant and Packard Instrument Company, Inc.
        10.33(1)  Amendment dated January 2, 1998, to Employment  Agreement between the Registrant and
                  J. Gordon Foulkes.
        27.1      Financial Data Schedule related to the Financial Statements for the period ended
                  March 31, 1998.

---------------
        (1)      Previously filed as exhibits of the same number with the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1997 (No. 0-22669) and incorporated herein by reference.

         *       The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and
                 Exchange Commission.

(b)      Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended March 31, 1998

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 1998



                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                Aurora Biosciences Corporation




Date: May 15, 1998              By:  /s/ Deborah J. Tower
                                   ----------------------
                                Deborah J. Tower
                                Vice President, Finance and Administration
                                (on behalf of the Registrant and as Registrant's
                                Principal Financial and Accounting Officer)