Form 10-Q
period 1998-06-30
AURORA BIOSCIENCES CORP
filed 1998-08-14
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                        ---------


                         AURORA BIOSCIENCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     33-0669859
---------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

11010 Torreyana Road, San Diego, CA                        92121
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
           Class                                        July 31, 1998
           -----                                        -------------
Common Stock, $.001 par value                             16,964,627

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                                        Page No.
                                                                                                                        --------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

         Balance Sheets - June 30, 1998 (Unaudited) and December 31, 1997......................................................3

         Statements of Operations (Unaudited) - Three and six months ended June 30, 1998 and 1997..............................4

         Statements of Cash Flows (Unaudited) - Six months ended June 30, 1998 and 1997........................................5

         Notes to Financial Statements (Unaudited).............................................................................6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................................................................8

PART II.  OTHER INFORMATION

     ITEM 2.  Changes in Securities and Use of Proceeds.......................................................................12

     ITEM 4.  Submission of Matters to a Vote of Security Holders.............................................................12

     ITEM 5.  Other Information...............................................................................................13

     ITEM 6.  Exhibits and Reports on Form 8-K................................................................................13

SIGNATURE.....................................................................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                                        June 30,         December 31,
                                                                                          1998               1997
                                                                                      ------------       ------------
                                                                                      (Unaudited)            (Note)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                        $  8,558,723       $ 23,168,690
     Investment securities, available-for-sale                                          30,847,228         25,737,734
     Accounts receivable under collaborative agreements                                  1,851,916          3,207,166
     Prepaid expenses                                                                      962,079            563,017
     Other current assets                                                                1,356,532            763,330
                                                                                      ------------       ------------
         Total current assets                                                           43,576,478         53,439,937
Equipment, furniture and leaseholds, net                                                 9,166,699          6,691,939
Notes receivable from officers and employees                                               290,000            290,000
Restricted cash                                                                          1,064,534          1,311,923
Other assets                                                                             2,246,400          1,302,033
                                                                                      ------------       ------------
                                                                                      $ 56,344,111       $ 63,035,832
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  2,850,638       $  1,111,946
     Accrued compensation                                                                  404,164            278,852
     Other current liabilities                                                              71,334            227,778
     Unearned revenue                                                                    1,639,126          2,324,001
     Capital lease obligations, current portion                                          1,555,597          1,153,185
                                                                                      ------------       ------------
         Total current liabilities                                                       6,520,859          5,095,762

Capital lease obligations, less current portion                                          4,264,540          3,421,652
Other noncurrent liabilities                                                               155,528            154,346

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares authorized, 16,976,685 and
       17,032,885 shares issued and outstanding at June 30, 1998 and December
       31, 1997, respectively                                                               16,977             17,033
     Additional paid-in capital                                                         61,232,192         60,497,472
     Deferred compensation                                                              (2,551,396)        (3,072,560)
     Accumulated deficit                                                               (13,294,589)        (3,077,873)
                                                                                      ------------       ------------
         Total stockholders' equity                                                     45,403,184         54,364,072
                                                                                      ------------       ------------
                                                                                      $ 56,344,111       $ 63,035,832
                                                                                      ============       ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                              1998              1997               1998               1997
                                                         ------------       ------------       ------------       ------------
Revenue:
     Screening systems                                   $  2,477,500       $    598,000       $  3,540,000       $  1,248,000
     Screening services                                     1,158,639            942,500          2,481,360          1,347,500
     License fees                                           1,762,500            487,500          3,025,000            975,000
                                                         ------------       ------------       ------------       ------------
         Total revenue                                      5,398,639          2,028,000          9,046,360          3,570,500

Operating expenses:
     Cost of screening systems                              4,276,648          1,578,871          7,481,452          2,266,483
     Cost of screening services                               746,886            519,321          1,495,795            806,761
     Research and development                               6,210,560            932,241          8,952,079          1,843,070
     Selling, general and administrative                    1,238,537            752,213          2,436,354          1,394,381
                                                         ------------       ------------       ------------       ------------
         Total operating expenses                          12,472,631          3,782,646         20,365,680          6,310,695
                                                         ------------       ------------       ------------       ------------
Loss from operations                                       (7,073,992)        (1,754,646)       (11,319,320)        (2,740,195)

Interest income                                               674,671            228,659          1,416,029            431,842
Interest expense                                             (162,649)           (76,559)          (313,425)          (135,821)
                                                         ------------       ------------       ------------       ------------
Net loss                                                 $ (6,561,970)      $ (1,602,546)      $(10,216,716)      $ (2,444,174)
                                                         ============       ============       ============       ============

Basic and diluted loss per share                         $      (0.40)      $      (0.50)      $      (0.63)      $      (1.10)
                                                         ============       ============       ============       ============

Shares used in computing basic and diluted loss per
     share                                                 16,224,464          3,206,709         16,120,264          2,227,420
                                                         ============       ============       ============       ============



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                      1998              1997
                                                                                 ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                         $(10,216,716)      $ (2,444,174)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  1,012,313            346,601
     Amortization of deferred compensation                                            521,164            332,167
     Changes in operating assets and liabilities:
         Accounts receivable under collaborative agreements                         1,355,250            368,523
         Prepaid expenses and other current assets                                   (992,264)          (764,700)
         Accounts payable and accrued compensation                                  1,864,004            311,810
         Other current liabilities                                                   (156,444)                --
         Unearned revenue                                                            (684,875)           387,500
         Other noncurrent liabilities                                                   1,182                 --
                                                                                 ------------       ------------
Net cash used in operating activities                                              (7,296,386)        (1,462,273)

INVESTING ACTIVITIES:
Purchases of investment securities                                                (18,359,494)        (1,485,021)
Sales and maturities of investment securities                                      13,250,000          5,721,273
Purchases of equipment, furniture and leaseholds                                   (1,560,151)          (107,384)
Notes receivable from officers and employees                                               --            (77,000)
Restricted cash                                                                       247,389                 --
Other assets                                                                         (944,367)          (384,460)
                                                                                 ------------       ------------
Net cash (used in) provided by investing activities                                (7,366,623)         3,667,408

FINANCING ACTIVITIES:
Cost of convertible preferred stock, net                                                   --            (36,528)
Issuance of common stock, net                                                         734,664         36,934,306
Principal payments on capital lease obligations                                      (681,622)          (255,420)
                                                                                 ------------       ------------
Net cash provided by financing activities                                              53,042         36,642,358
                                                                                 ------------       ------------

Net (decrease) increase in cash and cash equivalents                              (14,609,967)        38,847,493

Cash and cash equivalents at beginning of period                                   23,168,690          3,914,038
                                                                                 ------------       ------------

Cash and cash equivalents at end of period                                       $  8,558,723       $ 42,761,531
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                    $    313,425       $    135,821
                                                                                 ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                             $  1,926,922       $  1,370,839
                                                                                 ============       ============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

2.     LOSS PER SHARE

       Recent interpretations by the SEC have altered the treatment of convertible preferred stock previously included in computing certain loss per share data. For periods prior to the Company's initial public offering ("IPO") in June 1997, the Company previously considered convertible preferred stock, which converted into common stock upon completion of the IPO, as outstanding from the original date of issuance ("as-if converted method") in computing loss per share. To conform to the recent interpretations, the Company has revised its calculation of loss per share for all pre-IPO periods presented on the Statements of Operations to exclude the impact of convertible preferred shares. For comparative purposes, the schedule below presents loss per share (basic and diluted) for the three and six month periods ended June 30, 1998 and 1997, under the as-if converted method.

                                                            Three Months Ended June 30,               Six Months Ended June 30,
                                                              1998                1997                 1998                1997
                                                           ------------        ------------        ------------        ------------
Numerator:

   Net loss                                                $ (6,561,970)       $ (1,602,546)       $(10,216,716)       $ (2,444,174)
                                                           ------------        ------------        ------------        ------------

   Numerator - income available to common
     stockholders                                          $ (6,561,970)       $ (1,602,546)       $(10,216,716)       $ (2,444,174)
                                                           ============        ============        ============        ============

Denominator:

   Weighted average common shares                            16,224,464           3,206,709          16,120,264           2,227,420

   Adjustment to reflect the effect of
     assumed conversion of convertible
     preferred stock to common stock from
     the date of issuance                                            --           8,608,372                  --           9,258,560
                                                           ------------        ------------        ------------        ------------

   Denominator - adjusted weighted average
     common shares                                           16,224,464          11,815,081          16,120,264          11,485,980
                                                           ============        ============        ============        ============

Basic and diluted loss per share
   under the as-if converted method                        $      (0.40)       $      (0.14)       $      (0.63)       $      (0.21)
                                                           ============        ============        ============        ============

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs and develops proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. From May 8, 1995 (inception) to December 31, 1995, the Company's operating activities related primarily to recruitment of personnel and raising capital. Operating activities since the beginning of 1996 have focused principally on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and its Ultra-high Throughput Screening System ("UHTSS(TM)") designed to allow assay miniaturization and automation with the potential to help change the paradigm of drug discovery.

The Company had an accumulated deficit of $13.3 million as of June 30, 1998. The $10.2 million net loss in the first six months of 1998 primarily reflects the Company's substantial expenditures to accelerate the development and implementation of its UHTSS technology. The Company's ability to achieve profitability in the future will depend in part on its ability to successfully develop and achieve acceptable performance specifications for the UHTSS, provide screen development and screening services to pharmaceutical and biotechnology companies and gain industry acceptance of its systems, services and technologies. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenue from commercial sales of products developed from any compounds identified by using the Company's technologies are not expected for at least several years, if at all. Payments under collaborative agreements and revenue recognition thereof will be subject to significant fluctuation in both timing and amount. Furthermore, the Company will continue to follow a strategy of investing in new technologies to expand its technology platform as well as support existing technology alliances. Accordingly, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Total revenue increased 166% from the three months ended June 30, 1997 to the three months ended June 30, 1998 (the "three-month period") and increased 153% from the six months ended June 30, 1997 to the six months ended June 30, 1998 (the "six-month period"). The increases in revenue for the three-month and six-month periods resulted primarily from the Company's collaborative agreements with Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck"), which were executed in the second half of 1997. Screening systems, screening services and license fees revenue under these collaborative agreements were recorded in the three-month and six-month periods ended June 30, 1998 while no such revenue was recorded in the three-month and six-month periods ended June 30, 1997. Screening systems, screening services and license fees revenue under the Company's collaborative

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1998

agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS") and Eli Lilly and Company ("Lilly") were recorded in both the 1998 and 1997 three-month and six-month periods.

Total operating expenses increased 230% for the three-month period and 223% for the six-month period. The increases in operating expenses resulted primarily from the growth of the Company and its research and development programs. This growth is reflected by the increase to 130 employees at June 30, 1998 from 62 at June 30, 1997 and expansion of the Company's facilities in October 1997 to 81,000 square feet from 22,000 square feet.

Cost of screening systems increased 171% for the three-month period and 230% for the six-month period. In addition to the factors noted above, the increases were attributable to increased purchases of materials and increased technology development expenses related to the development of the UHTSS for the Company's collaborators. Production costs for screening subsystems delivered to certain of the Company's collaborators in the quarter ended June 30, 1998 also contributed to the increases.

Cost of screening services increased 44% for the three-month period and 85% for the six-month period. In addition to the factors noted above, the increases resulted from development of screening assays for Warner-Lambert and Merck under collaborative agreements executed in the second half of 1997 and expanded development of screening assays for BMS and Lilly.

Research and development expenses increased 566% for the three-month period and 386% for the six-month period. In addition to the factors noted above, the increases were primarily due to licensing of technology from OSI Pharmaceuticals, Inc. and Xenometrix, Inc. and the costs of initiating a collaboration with SIDDCO, Inc. to produce a large library of compounds for Aurora's UHTSS. In addition, the expansion of the Company's human cell functional genomics program and ongoing development of its own UHTSS contributed to the increases.

Selling, general and administrative expenses increased 65% for the three-month period and 75% for the six-month period with the overall expansion of the Company's operations as noted above.

Net interest income increased 237% for the three-month period and 272% for the six-month period. The increases reflected interest income from increased cash and investment balances resulting from receipts under collaborative agreements and the Company's initial public offering in June 1997. The increased interest income was partially offset by increased interest expense incurred on capital lease obligations entered into during the last six months of 1997 and the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, Aurora held cash, cash equivalents and investment securities available-for-sale of $39.4 million and working capital of $37.1 million. The Company has funded its operations through June 30, 1998 primarily through the issuance of equity securities with aggregate net proceeds of $57.5 million, receipts from corporate collaborations and strategic technology alliances of $26.0 million, capital equipment lease financing of $7.3 million and interest income of $3.8 million.

The Company's facility lease agreements are secured by letters of credit, which are secured by certificates of deposit recorded as restricted cash. At June 30, 1998, such restricted cash totaled $1.1 million. The letters of credit will be released over the next three years on a predetermined schedule.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1998


The Company has entered into certain contractual commitments, subject to satisfactory performance by third parties, which total approximately $13.8 million over the next three years.

The Company expects its cash requirements to increase through the remainder of 1998 as it continues its development of screening technology and seeks access to new technologies to expand its technology platform through investments, licensing agreements, research and development alliances or acquisitions.

To date, all revenue received by the Company has been from collaborations, interest earned on cash and investment balances and technology alliances. The Company expects that substantially all revenue for the foreseeable future will come from collaborators and interest income.

The Company's strategy for the development of the UHTSS includes the establishment of a syndicate of collaborators to provide the Company with funding for development, technology and personnel resources and payments for system validation. The Company's UHTSS co-development syndicate currently includes BMS, Lilly, Warner-Lambert and Merck. In addition, the Company has entered into collaborations with Roche Bioscience Corporation and Allelix Biopharmaceuticals, Inc. for screening services and SIDDCO, Inc. for combinatorial chemistry. In July 1998, the Company entered into a collaboration with Cytovia, Inc. for screening services.

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

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1998


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

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1998

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In May 1998, the Company issued 75,000 shares of Common Stock to OSI Pharmaceuticals, Inc. in connection with the execution of a license agreement. The Company issued such shares in reliance upon the exemption provided by Section 4(a) under the Securities Act of 1933, as amended.

(d) Net offering proceeds to the Company from its initial public offering in June 1997 and partial exercise of an over-allotment option granted to the underwriters totaled $37.7 million. Through June 30, 1998, approximately $19.3 million was used for general corporate purposes, approximately $8.8 million was used for enhancement of internal research and development capabilities and the acquisition of chemical libraries and approximately $3.6 million was used for facilities expansion and improvements. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $6.0 million of the net offering proceeds remain as working capital, held as temporary investments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on April 21, 1998. The following actions were taken at the Annual Meeting:

(a) The following Directors were elected for a one-year term expiring at the 1999 annual meeting:

       Name                                     Shares Voted For                 Shares Withheld
       ----                                     ----------------                 ---------------
       Timothy J. Rink, M.D., Sc.D.                  13,552,597                         3,771
       J. Gordon Foulkes, Ph.D.                      13,215,975                       340,393
       James C. Blair, Ph.D.                         13,552,597                         3,771
       Kevin J. Kinsella                             13,552,597                         3,771
       Hugh Y. Rienhoff, Jr., M.D.                   13,552,597                         3,771
       Lubert Stryer, M.D.                           13,552,597                         3,771
       Roy A. Whitfield                              13,552,597                         3,771
       Timothy J. Wollaeger                          13,552,597                         3,771

(b) A proposal to amend the Company's 1996 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares was approved.

       Shares Voted For                                       11,649,840
       Shares Voted Against                                      100,119
       Shares Withheld                                             8,905
       Broker non-votes                                        1,797,504

(c) The selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was ratified.

       Shares Voted For                                       13,551,208
       Shares Voted Against                                          600
       Shares Withheld                                             4,560

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1998


ITEM 5.  OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company no later than November 27, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       10.34* Combinatorial Chemistry Agreement dated April 25, 1998 between the
              Registrant and SIDDCO, Inc.

       10.35* Agreement dated June 11, 1998 between the Registrant and J. Gordon
              Foulkes.

       10.36  Agreement dated July 16, 1998 between the Registrant and Deborah
              J. Tower.

       27.1 Financial Data Schedule related to the Financial Statements for the period ended June 30, 1998.

----------

       * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 1998

                         AURORA BIOSCIENCES CORPORATION
                                 JUNE 30, 1998


                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                               Aurora Biosciences Corporation




Date: August 13, 1998          By:  /s/ JOHN PASHKOWSKY
                                  ---------------------
                               John Pashkowsky
                               Director of Finance and Treasurer
                               (on behalf of the Registrant and as Registrant's
                               Principal Financial and Accounting Officer)