Form 10-Q
period 1998-09-30
AURORA BIOSCIENCES CORP
filed 1998-11-16
CIK 1010919

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                         -------


                        AURORA BIOSCIENCES CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                      33-0669859
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

11010 Torreyana Road, San Diego, CA                         92121
-----------------------------------         -----------------------------------
(Address of principal executive offices)                 (Zip code)

                                (619) 452-5000
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                                 Outstanding at
           Class                                                October 31, 1998
           -----                                                ----------------
Common Stock, $.001 par value                                      16,972,577

                          AURORA BIOSCIENCES CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Balance Sheets - September 30, 1998 (Unaudited) and December 31, 1997......3

    Statements of Operations (Unaudited) - Three and nine months ended
    September 30, 1998 and 1997................................................4

    Statements of Cash Flows (Unaudited) - Nine months ended
    September 30, 1998 and 1997................................................5

    Notes to Financial Statements (Unaudited)..................................6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8

PART II.  OTHER INFORMATION

  ITEM 2.  Changes in Securities and Use of Proceeds..........................13

  ITEM 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURE.....................................................................14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                        AURORA BIOSCIENCES CORPORATION
                                BALANCE SHEETS

                                                                 September 30,         December 31,
                                                                    1998                  1997
                                                                -------------        -------------
                                                                  (Unaudited)            (Note)
                              ASSETS
Current assets:
   Cash and cash equivalents                                   $    8,660,411       $   23,168,690
   Investment securities, available-for-sale                       23,161,905           25,737,734
   Accounts receivable under collaborative agreements               4,558,618            3,207,166
   Prepaid expenses                                                   881,171              563,017
   Other current assets                                             1,165,367              763,330
                                                                -------------        -------------
     Total current assets                                          38,427,472           53,439,937
Equipment, furniture and leaseholds, net                           10,933,727            6,691,939
Notes receivable from officers and employees                          260,000              290,000
Restricted cash                                                     1,080,284            1,311,923
Other assets                                                        5,162,803            1,302,033
                                                                -------------        -------------
                                                               $   55,864,286       $   63,035,832
                                                                =============        =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $    4,107,260       $    1,111,946
   Accrued compensation                                               449,416              278,852
   Other current liabilities                                               --              227,778
   Unearned revenue                                                 2,923,333            2,324,001
   Capital lease obligations, current portion                       1,726,681            1,153,185
                                                                -------------        -------------
      Total current liabilities                                     9,206,690            5,095,762

Capital lease obligations, less current portion                     4,425,435            3,421,652
Other noncurrent liabilities                                          155,528              154,346

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 16,972,427 and 17,032,885 shares issued
     and outstanding at September 30, 1998 (unaudited) and
     December 31, 1997, respectively                                   16,972               17,033
   Additional paid-in capital                                      61,045,809           60,497,472
   Deferred compensation                                           (2,190,507)          (3,072,560)
   Accumulated deficit                                            (16,795,641)          (3,077,873)
                                                                -------------        -------------
     Total stockholders' equity                                    42,076,633           54,364,072
                                                                -------------        -------------
                                                               $   55,864,286       $   63,035,832
                                                                =============        =============

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

                        AURORA BIOSCIENCES CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                               1998           1997           1998           1997
                                           ------------   ------------   ------------   ------------
Revenue:
   Screening systems                       $  6,343,341   $  2,604,056   $  9,883,341   $  3,852,056
   Screening services                         1,539,995        922,907      4,021,355      2,270,407
   License fees                               1,262,501        487,500      4,287,501      1,462,500
                                           ------------   ------------   ------------   ------------
     Total revenue                            9,145,837      4,014,463     18,192,197      7,584,963

Operating expenses:
   Cost of screening systems                  6,586,720        996,771     14,068,172      3,263,254
   Cost of screening services                   522,205        567,437      2,018,000      1,374,198
   Research and development                   4,053,497      1,289,841     13,005,576      3,132,912
   Selling, general and administrative        1,871,001        829,440      4,307,355      2,223,820
                                           ------------   ------------   ------------   ------------
     Total operating expenses                13,033,423      3,683,489     33,399,103      9,994,184
                                           ------------   ------------   ------------   ------------
Loss from operations                         (3,887,586)       330,974    (15,206,906)    (2,409,221)

Interest income                                 554,552        666,338      1,970,581      1,098,180
Interest expense                               (168,018)      (100,553)      (481,443)      (236,374)
                                           ------------   ------------   ------------   ------------
Net income(loss)                           $ (3,501,052)   $   896,759  $ (13,717,768)  $ (1,547,415)
                                           ============   ============   ============   ============

Basic net income (loss) per share          $      (0.21)   $      0.06  $       (0.85)  $      (0.23)
                                           ============   ============   ============   ============

Diluted net income (loss) per share        $      (0.21)   $      0.05  $       (0.85)  $      (0.23)
                                           ============   ============   ============   ============

Shares used in computing:

  Basic net income (loss) per share          16,417,747     15,597,573     16,219,425      6,684,138
                                           ============   ============   ============   ============

  Diluted net income (loss) per share        16,417,747     17,514,030     16,219,425      6,684,138
                                           ============   ============   ============   ============

                             See accompanying notes.

                        AURORA BIOSCIENCES CORPORATION
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                          1998              1997
                                                                    --------------    --------------
OPERATING ACTIVITIES:
Net loss                                                            $  (13,717,768)   $   (1,547,415)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                        1,669,409           616,977
    Amortization of deferred compensation                                  613,703           572,493
    Changes in operating assets and liabilities:
      Accounts receivable under collaborative agreements                (1,351,452)       (1,499,171)
      Prepaid expenses and other current assets                           (720,191)       (3,130,170)
      Accounts payable and accrued compensation                          3,165,878           429,945
      Other current liabilities                                           (227,778)               --
      Unearned revenue                                                     599,332           177,501
      Other noncurrent liabilities                                           1,182                --
                                                                    --------------    --------------
Net cash used in operating activities                                   (9,967,685)       (4,379,840)

INVESTING ACTIVITIES:
Purchases of investment securities                                     (23,629,171)      (14,472,855)
Sales and maturities of investment securities                           26,205,000         7,470,381
Purchases of equipment, furniture and leaseholds                        (3,310,599)         (382,867)
Notes receivable from officers and employees                                30,000           (90,000)
Restricted cash                                                            231,639                --
Other assets                                                            (3,860,770)         (296,240)
                                                                    --------------    --------------
Net cash used in investing activities                                   (4,333,901)       (7,771,581)

FINANCING ACTIVITIES:
Cost of convertible preferred stock, net                                        --           (36,528)
Issuance of common stock, net                                              816,626        38,068,997
Principal payments on capital lease obligations                         (1,023,319)         (448,761)
                                                                    --------------    --------------
Net cash (used in) provided by financing activities                       (206,693)       37,583,708
                                                                    --------------    --------------
Net (decrease) increase in cash and cash equivalents                   (14,508,279)       25,432,287

Cash and cash equivalents at beginning of period                        23,168,690         3,914,038
                                                                    --------------    --------------
Cash and cash equivalents at end of period                          $    8,660,411    $   29,346,325
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $      481,443    $      236,374
                                                                    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                $    2,600,598    $    2,126,383
                                                                    ==============    ==============

                             See accompanying notes.

                        AURORA BIOSCIENCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

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

2.	INCOME (LOSS) PER SHARE

Recent interpretations by the SEC have altered the treatment of convertible pre ferred stock previously included in computing certain income (loss) per share data. For periods prior to the Company's initial public offering ("IPO") in June 1997, the Company previously considered convertible preferred stock, which converted into common stock upon completion of the IPO, as outstanding from the original date of issuance ("as-if converted method") in computing income
(loss) per share. To conform to the recent interpretations, the Company has revised its calculation of income (loss) per share for all pre-IPO periods presented on the Statements of Operations to exclude the impact of convertible preferred shares. For comparative purposes, the schedule below presents income
(loss) per share (basic and diluted) for the three and nine month periods ended September 30, 1998 and 1997, under the as-if converted method.

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                            1998           1997           1998           1997
                                        ------------   ------------   ------------   ------------
Numerator:

  Net income (loss)                     $ (3,501,052)  $    896,759   $(13,717,768)  $ (1,547,415)
                                        ------------   ------------   ------------   ------------

  Numerator - income available to
    common stockholders                 $ (3,501,052)  $    896,759   $(13,717,768)  $ (1,547,415)
                                        ============   ============   ============   ============
Denominator:

  Weighted average common shares          16,417,747     15,597,573     16,219,425      6,684,138

  Adjustment to reflect the effect
    of assumed conversion of convertible
    preferred stock to common stock
    from the date of issuance                     --             --             --      6,138,459

                       AURORA BIOSCIENCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998
                                (UNAUDITED)

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                            1998           1997           1998           1997
                                        ------------   ------------   ------------   ------------
  Effect of diluted securities:
    Nonvested common stock                        --      1,394,543             --             --
    Common stock options                          --        521,914             --             --
                                        ------------   ------------   ------------   ------------
      Dilutive securities subtotal                --      1,916,457             --             --
                                        ------------   ------------   ------------   ------------

Denominator - adjusted weighted
  average common shares                   16,417,747     17,514,030     16,219,425     12,822,597
                                        ============   ============   ============   ============

Basic net income (loss) per share
  under the as-if converted method      $      (0.21)  $       0.06   $      (0.85)  $      (0.12)
                                        ============   ============   ============   ============

Diluted net income (loss) per share
  under the as-if converted method      $      (0.21)  $       0.05   $      (0.85)  $      (0.12)
                                        ============   ============   ============   ============

For the nine months ended September 30, 1997, the basic and diluted net loss per share without an adjustment for convertible preferred stock is $(0.23), computed using 6,684,138 weighted average common shares, as stated on the Statement of Operations.

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

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs and develops proprietary drug discovery systems, services and technologies intended to accelerate and enhance the discovery of new medicines. From May 8, 1995 (inception) to December 31, 1995, the Company's operating activities related primarily to recruitment of personnel and raising capital. Operating activities since the beginning of 1996 have focused principally on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and an Ultra-high Throughput Screening System ("UHTSS (Trademark)") designed to allow assay miniaturization and automation with the potential to help change the paradigm of drug discovery.

The Company had an accumulated deficit of $16.8 million as of September 30, 1998. The $13.7 million net loss in the first nine months of 1998 primarily reflects the Company's substantial expenditures to accelerate the development and implementation of its UHTSS technology. The Company's ability to achieve profitability in the future will depend in part on its ability to successfully develop and achieve acceptable performance specifications for the UHTSS, provide screen development and screening services to pharmaceutical and biotechnology companies and gain industry acceptance of its systems, services and technologies. Payments from corporate collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenue from commercial sales of products developed from any compounds identified by using the Company's technologies are not expected for at least several years, if at all. Payments under collaborative agreements and revenue recognition thereof will be subject to significant fluctuation in both timing and amount. Furthermore, the Company will continue to follow a strategy of investing in new technologies to expand its technology platform as well as support existing technology alliances. Accordingly, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Total revenue increased 128% from the three months ended September 30, 1997 to the three months ended September 30, 1998 (the "three-month period") and increased 140% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 (the "nine-month period"). The increases in revenue for the three-month and nine-month periods resulted primarily from the

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998

Company's collaborative agreements with Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck"), which were executed in September 1997 and December 1997, respectively. Under these collaborative agreements, screening systems, screening services and license fees revenue were recorded in the three months and nine months ended September 30, 1998 while only screening systems revenue was recorded in the three months and nine months ended September 30, 1997. In addition, revenue from an agreement executed in August 1998 with Warner-Lambert to develop an automated master compound storage ("AMCS(Trademark)") system contributed to the increases in revenue for the three-month and nine-month periods. Screening systems, screening services and license fees revenue under the Company's collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS") and Eli Lilly and Company ("Lilly") were recorded in the three months and nine months ended September 30, 1998 and 1997.

Total operating expenses increased 254% for the three-month period and 234% for the nine-month period. The increases in operating expenses resulted primarily from the growth of the Company and its research and development programs. This growth is reflected by the increase to 144 employees at September 30, 1998 from 71 at September 30, 1997 and expansion of the Company's facilities in October 1997 to 81,000 square feet from 22,000 square feet.

Cost of screening systems increased 561% for the three-month period and 331% for the nine-month period. In addition to the factors noted above, the increases were attributable to increased purchases of materials and increased technology development expenses related to the development of the UHTSS and AMCS system for the Company's collaborators. Production costs for screening subsystems delivered to certain of the Company's collaborators in the quarter ended September 30, 1998 also contributed to the increases.

Cost of screening services decreased 8% for the three-month period and increased 47% for the nine-month period. The slight decrease in the three-month period is attributable to variations in the activity level of development of screening assays for collaborators. In addition to the factors noted above, the increase in the nine-month period resulted from development of screening assays for Warner-Lambert and Merck under collaborative agreements executed in the second half of 1997.

Research and development expenses increased 214% for the three-month period and 315% for the nine-month period. In addition to the factors noted above, the increases were primarily due to ongoing development of Aurora's own UHTSS and the expansion of the Company's human cell functional genomics program. In addition, licensing of technology from OSI Pharmaceuticals, Inc. and Xenometrix, Inc. and the costs of initiating a collaboration with SIDDCO, Inc. to produce a large library of compounds for Aurora's UHTSS contributed to the increases.

Selling, general and administrative expenses increased 126% for the three-month period and 94% for the nine-month period with the overall expansion of the Company's operations as noted above.

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998

Net interest income decreased 32% for the three-month period and increased 73% for the nine-month period. The decrease in the three-month period reflected decreased interest income from lower average cash and investment balances in the 1998 three-month period as the 1997 three-month period included proceeds from the Company's initial public offering in June 1997. The increase in the nine-month period reflected increased interest income from higher average cash and investment balances in the 1998 nine-month period, partially offset by increased interest expense incurred on capital lease obligations entered into during the last three months of 1997 and the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, Aurora held cash, cash equivalents and investment securities available-for-sale of $31.8 million and working capital of $29.2 million. The Company has funded its operations through September 30, 1998 primarily through the issuance of equity securities with aggregate net proceeds of $57.6 million, receipts from corporate collaborations and strategic technology alliances of $33.5 million, capital equipment lease financing of $8.0 million and interest income of $4.3 million.

The Company's facility lease agreements are secured by letters of credit, which are secured by certificates of deposit recorded as restricted cash. At September 30, 1998, such restricted cash totaled $1.1 million. The letters of credit will be released over the next three years on a predetermined schedule.

The Company has entered into certain contractual commitments, subject to satisfactory performance by third parties, which total approximately $6.0 million over the next three years.

The Company expects significant cash expenditures to continue into 1999 as it continues its development of screening technology and seeks access to new technologies to expand its technology platform through investments, licensing agreements, research and development alliances or acquisitions.

To date, all revenue received by the Company has been from collaborations, interest earned on cash and investment balances and technology alliances.
The Company expects that substantially all revenue for the foreseeable future will come from collaborators and interest income.

The Company's strategy for the development of the UHTSS includes the establishment of a syndicate of collaborators to provide the Company with funding for development, technology and personnel resources and payments for system validation. The Company's UHTSS co-development syndicate currently includes BMS, Lilly, Warner-Lambert and Merck. In addition, the Company has entered into collaborations with Roche Bioscience Corporation, Allelix Biopharmaceuticals, Inc. and Cytovia, Inc. to provide screening services.
The Company has also entered into an agreement with Warner-Lambert to develop an AMCS system. Other collaborations include a combinatorial chemsistry agreement with SIDDCO, Inc. for synthesis of chemical compounds.

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998

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

IMPACT OF YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of computer systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company is completing an assessment of whether it will have to modify or replace portions of its software and certain hardware so that its systems will function properly with respect to dates in the year 2000 and thereafter. This assessment is substantially complete and no significant modifications or conversions of existing software and certain hardware have been required to date. The assessment is expected to be completed no later than December 31, 1998 and all required modifications and conversions of existing software and certain

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998

hardware are expected to be completed by March 31, 1999, which is prior to any anticipated impact on the Company's systems. The Company believes that, with modifications and conversions of existing software and certain hardware, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has gathered information about its significant suppliers, financial institutions and others with whom the Company does business to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company continues to monitor the Year 2000 compliance status of such third parties and no significant issues with third parties' systems have been identified to date. While the Company has no material systems that interface directly with those of third parties, there can be no assurance that the systems of third parties will not have a material impact on the operations of the Company.

The Company does not expect purchases of new or upgraded software and hardware required for Year 2000 compliance to be significant. In addition, the Company does not expect to utilize significant external resources to assess, test, modify or replace existing software and hardware for Year 2000 issues. Accordingly, the total Year 2000 issue cost to the Company is not expected to be material.

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

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such plans are necessary.

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Net offering proceeds to the Company from its initial public offering in June 1997 and partial exercise of an over-allotment option granted to the underwriters totaled $37.7 million. Through September 30, 1998, approximately $21.0 million was used for general corporate purposes, approximately $11.9 million was used for enhancement of internal research and development capabilities and the acquisition of chemical libraries and approximately $4.8 million was used for facilities expansion and improvements. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to directors and officers of the Company. As of September 30, 1998, the total net offering proceeds of $37.7 million have been used.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.36(1) Agreement dated July 16, 1998 between the Registrant and Deborah J. Tower.
      10.37* Collaborative Research Agreement dated July 16, 1998 between the Registrant and Cytovia, Inc.
      10.38* AMCS Development Agreement dated August 21, 1998 between the Registrant and Warner-Lambert Company.
      27.1 Financial Data Schedule related to the Financial Statements for the period ended September 30, 1998.
--------------
     (1) Previously filed as exhibit of the same number with the Registrant's Form 10-Q for the quarter ended June 30, 1998 (No. 0-22669) and incorporated herein by reference.

      * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998

                        AURORA BIOSCIENCES CORPORATION
                              SEPTEMBER 30, 1998


                                  SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              Aurora Biosciences Corporation




Date: NOVEMBER 13, 1998                       By:  /s/ JOHN PASHKOWSKY
                                              ------------------------------
                                              John Pashkowsky
                                              Director of Finance and Treasurer
                                              (On behalf of the Registrant and
                                              as Registrant's Principal
                                              Financial and Accounting Officer)