Form 10-K405
period 1998-12-31
AURORA BIOSCIENCES CORP
filed 1999-03-31
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-22669
                       ---------

                         AURORA BIOSCIENCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    33-0669859
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


11010 Torreyana Road, San Diego, CA                        92121
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip code)

                                 (619) 404-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $0.001
                       ------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock held by non-affiliates, based on the last sale price as reported on the Nasdaq National Market on March 19, 1999, was approximately $90.6 million*.

The number of shares of registrant's Common Stock outstanding as of March 19, 1999 was 17,042,549.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's proxy statement filed in connection with the solicitation of proxies for its 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K. Certain Exhibits filed with the Registrant's Registration Statement Form S-1 (333-23407), Form 10-Q for the quarter ended September 30, 1997, Form 10-K for the year ended December
31, 1997, Form 10-Q for the quarter ended June 30, 1998 and Form 10-Q for the quarter ended September 30, 1998 are incorporated by reference into Part IV of this Form 10-K.

-------------------
*Excludes 4,763,513 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on March 19, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                  PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPLETION OF THE COMPANY'S UHTSS-TM- PLATFORM, UTILIZATION AND CAPABILITIES OF THE COMPANY'S TECHNOLOGIES AND THE COMPANY'S ABILITY TO INCREASE REVENUE AND ACHIEVE PROFITABILITY. THESE STATEMENTS, WHICH SOMETIMES INCLUDE WORDS SUCH AS "EXPECT", "GOAL" OR "WILL", REFLECT THE COMPANY'S EXPECTATIONS AND ASSUMPTIONS AS OF THE DATE OF THIS ANNUAL REPORT BASED ON CURRENTLY AVAILABLE OPERATING, FINANCIAL AND COMPETITIVE INFORMATION. THE COMPANY'S ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY DIFFER MATERIALLY. FACTORS THAT COULD CONTRIBUTE TO DIFFERENCES INCLUDE RISKS INVOLVED WITH THE COMPANY'S NEW AND UNCERTAIN TECHNOLOGY, RISKS ASSOCIATED WITH THE DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS, THE ABILITY TO ATTRACT ADDITIONAL COLLABORATIVE PARTNERS, DEPENDENCE ON EXISTING PHARMACEUTICAL AND BIOTECHNOLOGY COLLABORATIONS AND THE DEVELOPMENT OR AVAILABILITY OF COMPETING SYSTEMS. THESE FACTORS AND OTHERS ARE MORE FULLY DESCRIBED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

ITEM 1.      BUSINESS

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs, develops and sells proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Aurora is developing an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and its highly automated ultra-high throughput screening system (the "UHTSS" Platform) applicable to Aurora's miniaturized NanoWell-TM- Assay Plate format. The Company believes that this platform will enable Aurora and its collaborators to take advantage of the opportunities created by recent advances in genomics and combinatorial chemistry that have generated many new therapeutic targets and an abundance of new small molecule compounds. Aurora's integrated platform is designed to accelerate the drug discovery process by shortening the time required to identify high quality lead compounds and to optimize those compounds into drug development candidates.

Aurora's fluorescent assays are currently being used to facilitate the drug discovery process through the development of screens for its collaborators. These screens have either been delivered to the collaborator or have been screened against hundreds of thousands of compounds on Aurora's existing high throughput screening system. To significantly advance current high throughput screening capabilities, Aurora is developing the UHTSS Platform which is expected to be operational by the end of 1999. The system has been designed to screen over 100,000 discrete compounds per day utilizing Aurora's miniaturized fluorescent assays. If realized, this throughput would be approximately ten times faster than conventional high throughput screening systems and would conserve expensive and scarce compounds.

Aurora's goal is to become the leader in the development and commercialization of technologies to accelerate and enhance the discovery of new medicines. The Company's strategy is to diversify business risk by generating revenue from multiple collaborators seeking to exploit Aurora's fluorescent assay technologies and UHTSS Platform in many different drug discovery programs. The Company generates revenue by developing screens, providing screening services, providing functional genomics services, developing and providing the UHTSS Platform to syndicate members, licensing its proprietary technologies, and may ultimately realize royalty and milestone payments from the development and commercialization of drug candidates identified by its collaborators using Aurora's technologies. The Company believes its ability to achieve profitability is not dependent on receipt of milestone payments or royalties. To date, the Company has entered into collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS"), Eli Lilly and Company ("Lilly"), Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck") to license the Company's fluorescent assay technologies for their internal discovery research, to collaborate on screen development and as initial members of a syndicate to co-develop the UHTSS Platform for collaborative research and for installation of the UHTSS Platform in their own research facilities. In addition, Aurora has developed screens for and/or has provided screening services to Allelix Biopharmaceuticals, Inc. ("Allelix"), Roche Bioscience, Cytovia, Inc. ("Cytovia"), Pharmacia & Upjohn, Inc. ("P&U") and F.Hoffmann-LaRoche Ltd. ("Roche").

THE NEED TO IMPROVE THE DRUG DISCOVERY PROCESS

Drug discovery methods generally involve the synthesis and testing of large libraries of different compounds in relatively simple assays, or tests, containing targets designed to mimic aspects of a disease process. Assays are employed to determine the effect of a compound upon a particular target. When applied methodically, assays can be used as screens to identify active chemicals, referred to as "hits," that may produce a desired effect upon a target's function. Lead compounds can be identified by additional screening and profiling of hits and may then be optimized to generate candidate compounds for development as potential medicines. Secondary testing may be performed to identify potential side effects or undesirable pharmaceutical properties of the compounds.

The discovery and development of new medicines remains an expensive, time-consuming and often unsuccessful process. Although many pharmaceutical, biotechnology and clinical research organizations have significantly improved the efficiency of the drug development phase, only about ten percent of candidate compounds entering development will ultimately be approved for marketing. Candidate compounds that are identified in discovery frequently fail in the development phase due to insufficient therapeutic benefit or unexpected side effects. To date, efforts to improve the initial discovery process have not been adequate to reduce development risks and bottlenecks.

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

BUSINESS STRATEGY

Aurora's goal is to become the leader in the development and commercialization of technologies, services, systems and information to accelerate and enhance the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The Company intends to continue to diversify business risk by exploiting Aurora's fluorescent assay technologies and UHTSS Platform in many different drug discovery programs with multiple collaborators. To implement this strategy, the Company intends to:

    GENERATE REVENUE FROM SCREEN DEVELOPMENT AND SCREENING SERVICES. Aurora generates revenue from multiple collaborators by developing screens for diverse targets, primarily on a non-exclusive basis, and providing screening services. The Company develops screens with respect to specific targets independent of therapeutic area. The developed screen is then either transferred to the collaborator for internal research or is utilized by Aurora to provide screening services. Currently, Aurora provides such screening services using its high throughput screening system to screen the compounds for and provide information and potential lead candidates to its collaborators. Aurora expects revenue from screening services to increase as its own UHTSS Platform is brought on-line by the end of 1999 and additional compounds become available for use in screening customers' targets. Additionally, the Company may receive milestone payments and royalties with respect to compounds, discovered through such screening services, that are developed and commercialized.

    SUPPORT AND ENHANCE THE SYNDICATE FOR THE CO-DEVELOPMENT OF AURORA'S UHTSS PLATFORM. Aurora established a syndicate to co-develop Aurora's UHTSS Platform. Each member is scheduled to receive its own UHTSS Platform over a specified period for use in its internal drug discovery programs. Through the syndicate, Aurora is able to fund the development of the UHTSS Platform and offer to its syndicate members co-exclusive access to the system. The Company believes that the payments made by each syndicate member will be significantly lower than the cost for any one company to develop a similar system on its own. The existing syndicate agreements provide that certain collaborators may purchase additional systems or components. The Company believes that these agreements represent a customer base that may provide an opportunity for significant further revenue generation as Aurora expands the UHTSS technology platform or develops enhancements to the system.

    FORM FUNCTIONAL GENOMICS COLLABORATIONS. The Company is establishing corporate collaborations based on its novel program for functional genomics in human cells. This program is based primarily on the Company's beta-lactamase ("beta-lactamase") reporter system and utilizes human cell lines. The technology also allows for target identification and pathway elucidation. These collaborations may generate significant revenues for research services in analyzing gene function and rapidly generating novel cell-based assays for high throughput screening and lead identification in multiple therapeutic areas. Collaborations based on this technology were established with Warner-Lambert in January 1999 and Beckton-Dickinson in March 1999. The Company plans to continue to negotiate milestones and royalties on compounds identified and developed through such collaborations. In addition, two SBIR grants have been awarded to Aurora from the National Cancer Institute for research using the technology.

    INTELLECTUAL PROPERTY. Aurora has a broad portfolio of intellectual property that has been developed by Aurora, licensed non-exclusively or licensed on an exclusive basis with rights to sublicense. Aurora expanded the portfolio during 1998 and plans to increase its license and sublicense activity to provide additional revenue, as exemplified by the recent agreements with Acacia, Inc. and Clontech Laboratories, Inc.

    EXPAND COMPOUND LIBRARIES. In providing screening services, Aurora will utilize compounds that are either supplied by its collaborators or from compound libraries provided by Aurora. In addition to compounds Aurora has purchased or licensed to date, the Company has entered into a collaboration with SIDDCO, Inc., a company specializing in combinatorial chemistry, to synthesize large numbers of compounds for Aurora's own use and to provide to collaborators.

    DEVELOP INFORMATION TOOLS AND DATABASES. Utilizing the fluorescent assay technologies and the UHTSS Platform, the Company expects to have the ability to generate and analyze large amounts of complex information on molecular and genomic targets and large numbers of chemical structures. Aurora intends to exploit these applications of its technology either directly or in collaborations with leaders in the areas of informatics, genomics and drug discovery. Ultimately, the Company plans to leverage this information to create new revenue opportunities in the future.

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

AURORA'S TECHNOLOGY

The principal components of Aurora's integrated technology platform are its proprietary fluorescent assay technologies, its human cell functional genomics and GenomeScreen-TM- technology and its highly automated UHTSS Platform that is being developed for screening miniaturized assays. This unique platform results from the Company's innovative integration of many different disciplines, including fluorescence chemistry, biophysics, molecular biology, protein engineering, automation, process control, optics, microfluidics, informatics and software development.

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

Aurora's portfolio of fluorescent assay technologies is designed to enable screening of compounds against nearly all major classes of human drug targets, including receptors, ion channels, proteases, kinases and other enzymes, in most therapeutic areas. The Company has developed numerous assays in several target classes utilizing the Company's fluorescent assay technologies. The following chart summarizes several of Aurora's key fluorescent assay technologies, together with examples of the classes of targets and therapeutic areas to which they may be applicable:

        ASSAY TECHNOLOGY                   TARGET CLASSES                    THERAPEUTIC AREA
        ----------------                   --------------                    ----------------
       BETA-LACTAMASE REPORTER GENE        cell surface receptors,           Most areas, including cardiovascular
       SYSTEM                              intra-cellular receptors,         diseases, inflammation, cancer, central
       (cell-based assays)                 signaling proteins and proteases  nervous system diseases, endocrine diseases and viral infection

       MEMBRANE VOLTAGE REPORTERS          ion channels                      Cardiac diseases, central nervous
       (cell-based assays)                                                   system conditions and gastro-intestinal
                                                                             diseases

       GFP REPORTERS (biochemical and      proteases, kinases and            Cardiovascular diseases, inflammation,
       cell-based assays)                  protein-protein interactions      degenerative brain diseases and cancer

       PROMISCUOUS G-PROTEINS              G-protein coupled receptors       Most areas, including cardiovascular
       (cell-based assays)                                                   diseases, inflammation, cancer, central
                                                                             nervous system diseases and endocrine
                                                                             diseases

       FLASH                               signaling pathways, proteases     Most areas, including cardiovascular
       (biochemical and cell-based         and protein-protein interactions  diseases, inflammation, cancer, central
       assays)                                                               nervous system diseases and endocrine
                                                                             diseases

       FLUORESCENT PROBES                  Cytochrome P450,                  Compound profiling for metabolism and
                                           drug-metabolizing enzymes         drug interactions

BETA-LACTAMASE REPORTER GENE SYSTEM

The Company has successfully utilized an engineered bacterial enzyme, beta-lactamase, as a reporter gene in mammalian cells in assays suitable for high throughput screening. The beta-lactamase reporter system is an important advance in reporter gene technology that can be used to design drug screens for a number of major classes of drug targets as noted in the chart above. Functional cell-based assays have a number of advantages over the commonly used binding assays that detect interaction of test compounds with targets isolated from their natural cellular environment. The Company's beta-lactamase reporter system allows drug screens to be constructed in the more physiological environment of mammalian cells, does not require the use of radioactivity and can readily distinguish between agonists and antagonists. In addition, the beta-lactamase reporter system can facilitate the search for compounds acting on newly discovered target receptors where no natural ligands have been identified, also known as orphan receptors. Certain aspects of the beta-lactamase reporter system were exclusively licensed from the Regents of the University of California.

The beta-lactamase reporter system has demonstrated the potential to greatly reduce both the time and cost of developing cell-based screens based on the ability to measure activation responses in single living cells. Even with modern techniques for making genetically engineered cells, cell line development is an unpredictable process. Making cell lines for reporter gene assays with current methods usually takes many months and involves testing hundreds or even thousands of individual cell "clones" to generate a usable screening assay. In contrast, the beta-lactamase reporter system employs the power of fluorescence-activated cell sorting, which can rapidly isolate the living cells in which the reporter gene is connected to the right signaling elements. Thus, with the Company's beta-lactamase reporter system, development time for a target into a cell-based assay can be reduced to weeks instead of months. The Company has developed numerous screens using beta-lactamase.

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

Aurora's proprietary membrane voltage reporters incorporate fluorescence technology to permit more reliable detection of changes in membrane voltage and should provide faster responses. The Company believes that assays incorporating its membrane voltage reporters will be adaptable for sub-types of ion channels, several of which are currently the targets of screening programs in pharmaceutical company research departments and in certain specialized biotechnology companies. The Company's scientists have developed 19 assays using Aurora's membrane voltage reporters. The Company has also developed a proprietary ion probe reader that works in conjunction with this assay technology called the VIPR-TM- voltage ion probe reader.

The Company is utilizing the VIPR, which is designed to permit the use of the Company's fluorescent voltage sensor technology for high throughput screening of ion channel targets in 96-well plates, at its own facilities to perform high throughput screening services for customers and has provided the VIPR to three collaborators.

PROPRIETARY ENHANCED FLUORESCENCE VARIANTS OF GREEN FLUORESCENT PROTEIN

Green Fluorescent Protein ("GFP") is a naturally fluorescent protein discovered in light-producing jellyfish. The fluorescence of GFP is an intrinsic property of the protein and, therefore, the protein requires no additional chemicals to make it fluoresce. This feature of GFP allows it to be expressed within genetically engineered mammalian cells and to provide an intracellular reporter with its own fluorescence. Using various techniques of protein engineering, Aurora has developed several mutants, or variants, of the naturally occurring type of GFP, which are readily expressed in mammalian cells and provide much brighter fluorescence than that of the naturally occurring GFP protein. Certain aspects of Aurora's technology related to GFP reporters are exclusively licensed from the Regents of the University of California and from the University of Oregon. The Company has also engineered variants that have significantly different excitation and emission wavelengths and hence they fluoresce with different colors. At present, the Company utilizes four main proprietary GFP variants: cyan, blue, green and yellow, and has a co-exclusive licensing agreement with Clontech Laboratories to commercialize certain technology related to GFP reporters.

The Company believes that the main application for GFP in drug discovery requires the further engineering of GFP variants to produce reporters of important biologic modifications to proteins, such as protein cleavage by proteases and protein phosphorylation by protein kinases. The Company has developed certain tandem GFP protease assays that can be used to monitor protease activity in intact cells.

Additionally, the Company has obtained an exclusive worldwide license from the University of California for the cameleon indicators reported in NATURE Vol. 388, pages 882-887, August 1997. These indicators consist of fusion of pairs of differently colored mutants of GFP, together with calmodulin and a calmodulin binding peptide. The Company believes that the cameleon reporters demonstrate how GFP mutants can report changes in protein structure and protein-protein interactions from within living cells.

PROMISCUOUS G-PROTEINS (G-PROTEIN COUPLED RECEPTORS)

The Company has an exclusive license from the California Institute of Technology to the use of "promiscuous" G-proteins, which are "universal adapters" that couple to a wide range of receptors of this family of targets to a signaling pathway that is well suited to certain of the Company's fluorescent assays. Thus, the Company believes that its proprietary promiscuous G-protein methods can be helpful in developing screens containing G-protein coupled receptors previously difficult to incorporate into mammalian cell-based assays. The promiscuous G-proteins may also be useful in constructing screens for orphan receptors that can be used to search for compounds that activate such receptors as tools to help analyze the function of these newly discovered genes. The Company has established a strong G-protein coupled receptor ("GPCR") platform by developing a number of assays for itself and others in several target classes and announced a collaboration in February 1999 with Pharmacia & Upjohn, Inc. involving the development of assays for a number of "orphan" GPCRs.

FLASH

The FLASH system provides a means of singling out a chosen protein from the many others inside live cells by fluorescently staining it with small non-fluorescent dye molecules added from outside the cells. Modification of the target protein may be as subtle as changing only four of its amino acids. The new fluorescent label is much smaller and thus potentially less perturbing of biological activity than other labels, such as GFP, which have been widely used to genetically tag proteins. Aurora has obtained an exclusive license to the FLASH technology from the Regents of the University of California.

FLUORESCENT PROBES

Aurora scientists have invented novel fluorescent substrates that allow sensitive assays suitable for miniaturization for the major classes of human cytochrome P450 liver enzymes. Cytochrome P450 enzymes are responsible for clearing foreign substances from the body, and are often involved in restricting the amount of a drug within the body. Drug substances that interact strongly with cytochrome P450 enzymes have the potential to either require multiple daily dosing or to cause adverse effects or interactions with other drugs being given concurrently. Currently available assays for cytochrome P450 enzymes are relatively insensitive and are not suitable for miniaturized assay formats. Aurora's new substrates should allow inexpensive profiling of large libraries of compounds to help in the selection of superior candidates for development as new medicines.

FUNCTIONAL GENOMICS

During 1998, the Company continued to build its functional genomics program featuring the company's proprietary GenomeScreen-TM- technology. This program relies on the proprietary beta-lactamase gene reporter systems that enables quantitation of transcription and clonal selection of single living cells without apparent adverse effects (SCIENCE 279, 84-88, 1998). For functional analysis, beta-lactamase can be introduced into the genome in a range of immortalized human cell types, with one copy of the beta-lactamase gene per cell and with a sufficient number of cells so that nearly every gene in the genome is tagged with beta-lactamase. This results in a living library of millions of individually tagged clones that can be used to monitor real-time transcriptional responses to physiologic or pharmacologic stimulation of human cells, and for sequence identification and molecular cloning of the tagged genes.

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

The first collaboration using the GenomeScreen technology was initiated in January 1999 with one of Aurora's UHTSS syndicate members, Warner-Lambert. The technology was highlighted in the cover article for NATURE BIOTECHNOLOGY, Vol. 16, Number 13, December 1998, and is the focus of two SBIR grants awarded to the Company by the National Cancer Institute. In March 1999, the Company entered into a collaboration with Becton Dickinson to utilize the GenomeScreen technology for identification of genes useful as drug screening targets.

UHTSS PLATFORM

The Company believes that, because most current high throughput screening systems have been developed without an adequately integrated design concept, it can be challenging to improve performance at certain rate-limiting steps without creating almost equally limiting bottlenecks elsewhere in the process. To overcome these limitations and to exploit the power of its fluorescent assay technologies, Aurora's UHTSS Platform is being designed using an integrated approach that combines a wide array of expertise and technologies. The first UHTSS Platform is expected to be operational at Aurora by the end of 1999.

AUTOMATED STORAGE AND RETRIEVAL SYSTEM

The UHTSS Compound Store is an automated storage and retrieval system designed to house over 1,500,000 compounds in solution for rapid access. The robotic systems for storage and retrieval of compounds have been adapted from other industrial settings where automated, rapid access to very large stores of small items has been reliably deployed. Aurora's own proprietary innovations have been added to adapt these advanced technologies to the UHTSS Platform. The system is designed to deliver and return over 100,000 selected compounds per day for primary screening and over 2,000 hits for re-test and potency determination as well as allow ready replenishment of the compound store from libraries in the master store. The ability to deliver selected compounds to the screen at ultra-high rates under computer control is a key advance offered by the Aurora platform. The automated storage and retrieval system can facilitate high throughput screening in conventional 96-well and 384-well plates today. This system, along with certain plate handling and plate replication components such as the UHTSS High Capacity Stacker System and the UHTSS Automated Plate Replication System, is referred to as UHTSS Module 1 and has been delivered to BMS, Lilly and Warner-Lambert.

NANOWELL-TM- ASSAY PLATES FOR MINIATURIZED SCREENING ASSAYS

Another key component of Aurora's UHTSS Platform is the NanoWell Assay Plate which has 3,456 miniaturized wells in which fluorescent assay screens may be performed. The Company has developed a manufacturing system for disposable NanoWell Assay Plates with external collaborators. A key feature is the small assay volume, approximately 100 times smaller than in conventional screening assays. This volume reduction is critical for reducing the cost per test and conserving compound libraries that often consist of only very small amounts of each test compound. The NanoWell Assay Plates have been demonstrated to be compatible with most of Aurora's fluorescent assay technologies.

MICROFLUIDICS: COMPOUND AND ASSAY COMPONENT DISPENSING

The Company has developed novel microfluidic technologies to accurately transfer microscopic volumes of the compounds into the miniature assay wells of the NanoWell Assay Plates, at rates of up to 10,000 wells per hour. While current screening systems can dispense volumes down to a microliter (one millionth of a liter), Aurora's miniaturized screening dispensers are capable of volumes less than one billionth of a liter. These dispensers are designed to remove compounds from the storage plates and dispense precise sub-nanoliter volumes into the appropriate wells of the NanoWell Plates at high speed. The Company is incorporating these devices into proprietary robotic platforms designed to enable the precise location of the various components in a manner superior to available compound dispensing technology. To date, the Company has used prototype nanoliter dispensing devices to perform test assays in prototype NanoWell Plates. Major components include the NanoPlate Piezo Sample Distribution Robot for dispensing selected compounds into microplates, the NanoPlate Reagent Dispensing Robot for dispensing reagents into microplates and the UHTSS Hit Profiling Robot for retrieving and reformatting selected wells of multiple source microplates into a single microplate for re-testing.

NANOPLATE FLUORESCENCE PLATE READER

Aurora has developed highly sensitive fluorescence detectors capable of measuring miniaturized fluorescent assays in NanoWell Assay Plates. The Company believes that other existing fluorescence plate readers would not have the necessary sensitivity and precision to enable ultra-high throughput miniaturized screens. The Aurora detector is designed to record and process, in real time, data from more than 25,000 assays per hour. The Company believes that the resulting quality of the fluorescent assays should minimize the number of replicates required compared to traditional screening, thereby increasing throughput and decreasing costs.

The previous three sections describe the miniaturization components of the UHTSS Platform and are collectively referred to as Module 2. The Company is currently manufacturing Module 2 components for shipment to BMS and Lilly in the first half of 1999.

INFORMATICS AND SYSTEM INTEGRATION

The UHTSS Platform is being designed to link the automated storage and retrieval system to existing chemistry information databases and master compound store inventories through a user-friendly computer control system. The integrated UHTSS Platform will be designed to efficiently capture, process and deposit in a centralized database the large amount of screening data from the UHTSS Platform using advanced software tools and systems from leading providers. While some of the basic software and hardware components for the UHTSS informatics system are being acquired from leading suppliers, the supervisory control systems, the subsystem controllers for the instruments, the data analysis tools and overall system architecture and database structure for the UHTSS Platform are being developed by the Company's in-house informatics team. This portion of the UHTSS Platform is referred to as Module 3.

AMCS

The Company is developing an automated master compound store ("AMCS") for its own use and pursuant to an agreement with Warner-Lambert. The AMCS is a modular storage assemblage designed for long-term frozen and solid storage of chemical libraries under environmental control for over 9 million samples. The design provides for monitoring systems to track compound utilization, expiration and availability. The system will also handle and store various types of containers such as vials, tubes, 96 and 384 well plates, and the NanoWell Assay Plate. Other features of the AMCS will include a semi-automated weighing subsystem to handle compounds in solid, powder and frozen form, and automated subsystems for handling liquid samples, as well as an automated storage and retrieval system.

CORPORATE COLLABORATIONS

Aurora has entered into a number of corporate collaborations for the co-development of the Company's UHTSS Platform and for screen development and screening services. Customer-sponsored research and development expenses totaled approximately $5.7 million and $1.8 million in 1998 and 1997, respectively. Company-sponsored research and development expenses totaled approximately $11.4 million, $3.6 million and $4.4 million in 1998, 1997 and 1996, respectively. The Company's material collaborations and their major features are summarized below:

BRISTOL-MYERS SQUIBB. In November 1996, the Company and BMS entered into a Collaborative Research and License Agreement (the "BMS Agreement") regarding the development of the Company's UHTSS Platform and the installation of the UHTSS Platform at BMS. Under the terms of the BMS Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS Platform. In return, BMS is obligated to make certain payments to the Company in the form of non-refundable upfront fees, installation payments and ongoing research and co-development funding. The Company is obligated to service and support the UHTSS Platform in accordance with the BMS Agreement for twelve months following acceptance of the operational UHTSS Platform. The UHTSS Module 1 was accepted by BMS in November 1997, and individual microfluidics and miniaturization components of the Module 2 were successfully demonstrated to BMS in December 1998. Those components are scheduled for shipment in the first half of 1999.

The Company and BMS also co-develop high throughput screening assays for use by BMS in exchange for specified fees from BMS. Certain target screens developed by the Company for BMS will be exclusive for a limited period of time. In exchange for certain additional payments to Aurora, BMS also has the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. BMS will also make certain milestone and royalty payments to Aurora principally for compounds developed and commercialized by BMS which were identified using a screen developed by Aurora.

Under the terms of the BMS Agreement, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period. BMS may withdraw from the development of the UHTSS at any time without cause, provided that certain withdrawal payments have been made. BMS may also withdraw from the development of the UHTSS Platform for "good cause," as defined in the agreement, without obligation to make further payments relating to development of the UHTSS Platform. Each party also has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement. The BMS Agreement also provides for penalties payable by the Company if it fails to deliver the completed UHTSS Platform by a specified time. As of December 31, 1998, the Company expects to meet the specified delivery dates.

ELI LILLY AND COMPANY. In December 1996, the Company and Lilly entered into a Collaborative Research and License Agreement (the "Lilly Agreement") regarding the development of the Company's UHTSS Platform and the installation of the UHTSS Platform at Lilly. Under the terms of the Lilly Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS Platform. In return, Lilly is obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery payments and ongoing co-development funding. The Company is obligated to service and support the UHTSS Platform in accordance with the Lilly Agreement for twelve months following acceptance of the operational UHTSS Platform. The UHTSS Module 1 was accepted by Lilly in December 1997, and individual microfluidics and miniaturization components of the Module 2 were successfully demonstrated to Lilly in December 1998. Those components are scheduled for shipment in the first half of 1999.

The Company and Lilly also co-develop high throughput screening assays for use by Lilly in exchange for specified fees from Lilly. In exchange for certain additional payments to Aurora, Lilly also has the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. Lilly will also make certain milestone and royalty payments to Aurora principally for compounds developed and commercialized by Lilly which were identified using a screen developed by Aurora, subject to certain limitations on the royalties.

Under the terms of the Lilly Agreement, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period of time. Lilly may terminate the agreement at any time without cause upon 45 days written notice to Aurora, provided that certain withdrawal payments are made. Each party has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement. The Lilly Agreement also provides for penalties payable by the Company if it fails to deliver the completed UHTSS by a specified time. As of December 31, 1998, the Company expects to meet the specified delivery dates.

WARNER-LAMBERT COMPANY. In September 1997, the Company and Warner-Lambert entered into a Collaborative Research and License Agreement (the "Warner-Lambert Agreement") regarding the development of the Company's UHTSS Platform and the installation of the UHTSS Platform at Warner-Lambert. Under the terms of the Warner-Lambert Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS Platform. In return, Warner-Lambert is obligated to make certain payments to the Company in the form of non-refundable upfront fees, milestone payments, delivery payments and ongoing co-development funding. The Company is obligated to service and support the UHTSS Platform in accordance with the Warner-Lambert Agreement for twelve months following acceptance of the operational UHTSS Platform. The UHTSS Module 1 was accepted by Warner-Lambert in September 1998.

The Company and Warner-Lambert also co-develop high throughput screening assays for use by the Company on its current high throughput screening system and for use by Warner-Lambert in exchange for specified fees from Warner-Lambert. In exchange for certain additional payments to Aurora, Warner-Lambert also has the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. Warner-Lambert will also make certain milestone and royalty payments to Aurora for certain compounds developed and commercialized by Warner-Lambert which were identified using a screen developed by Aurora.

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

Two additional agreements have been signed with Warner-Lambert. The first, signed in September 1998, is for the development of an automated master compound store for long-term storage of the company-wide sample inventory under environmental control and in various formats. Under the second agreement, signed in January 1999, Aurora and Warner-Lambert will utilize aspects of Aurora's functional genomics GenomeScreen program to characterize and profile effects of a number of compounds on gene expression in a human cell line. Aurora will receive research funding, payment upon isolation and delivery of cell clones with identified genes, and, potentially, milestones and royalty payments if compounds for development are discovered as a result of this work.

MERCK & CO., INC. In December 1997, the Company and Merck entered into a Collaborative Research and License Agreement (the "Merck Agreement") regarding the development of the Company's UHTSS Platform and the installation of the UHTSS Platform at Merck. Under the terms of the Merck Agreement, the Company is required to develop and separately install three components to be integrated into one complete UHTSS Platform. In return, Merck is obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery payments and ongoing co-development funding. The Company is obligated to service and support the UHTSS Platform in accordance with the Merck Agreement for twelve months following acceptance of the operational UHTSS Platform.

The Company and Merck also co-develop high throughput screening assays for use by Merck in exchange for specified fees from Merck. In exchange for certain additional payments to Aurora, Merck also has the right to use the Company's fluorescent assay technologies for internal research and drug development, including the development of screening assays. Merck will also make certain milestone and royalty payments to Aurora for certain compounds developed and commercialized by Merck using a screen developed by Aurora.

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

CYTOVIA, INC. In July 1998, Aurora and Cytovia entered into a collaboration under which Aurora will provide its high throughput screening services, compound library and informatics capabilities and Cytovia will provide its proprietary fluorogenic protease substrates and live-cell screening technology. The two companies will conduct screening programs to identify new drug leads for cancer and degenerative diseases. Cytovia will receive rights to develop and commercialize any new drug leads identified as a result of the collaboration. Aurora receives fees from Cytovia for compound access and screening services, and could receive development milestones as well as royalties if compounds identified under the collaboration are developed and commercialized.

PHARMACIA & UPJOHN, INC. In February 1999, the Company and Pharmacia & Upjohn entered into an agreement for Aurora to provide assay development and screening services to Pharmacia & Upjohn. Pharmacia & Upjohn will fund a dedicated assay development team at Aurora that will utilize Aurora's high sensitivity fluorescent assay technology to develop assays for a number of orphan G-protein coupled receptors identified by Pharmacia & Upjohn's genomics program. Aurora will also screen compound libraries provided by Pharmacia & Upjohn to identify "hit" molecules, using Aurora's proprietary screening systems, at a predetermined minimum level and for a separate fee. Aurora could receive research and development milestones, as well as royalties, on compounds identified by screens generated through the collaboration.

F.HOFFMAN-LAROCHE. In February 1999, the Company and Roche entered into an agreement for Aurora to provide a dedicated screen development and technology transfer resource to Roche which will develop screens for up to 12 Roche targets in the first year. Aurora will provide screen development and technology transfer support for a team at Aurora and at Roche's research facilities globally. In addition to the payments for screen development, technology transfer services and licenses, Roche will make research and development payments to Aurora for compounds identified through screens generated under the collaboration, and royalties if compounds are commercialized.

BECKTON DICKINSON. In March 1999, the Company entered into an agreement with Becton Dickinson to utilize Aurora's GenomeScreen technology for the identification of genes useful as drug screening targets. Aurora will receive research funding in support of the collaborative effort, and the parties will evaluate opportunities for future commercialization.

UHTSS TECHNOLOGY ALLIANCES

In 1996, the Company entered into strategic technology alliances with Packard Instrument Company ("Packard") and Carl Creative Systems to design, develop and implement certain instrumentation components of Aurora's UHTSS Platform, including microfluidics devices and fluorescence detectors. In February 1998, Packard and the Company amended the agreement to redefine certain aspects of market exclusivity for piezo-electric microfluidic devices and fluorescent detection and to transfer responsibility for and manufacture of NanoWell Plates to Aurora. In October 1998, the collaboration and license agreement with Packard was concluded by mutual consent of the two companies. Aurora assumed responsibility for development and production of the instrumentation required for its UHTSS platform. The work conducted under the Company's agreement with Carl Creative Systems is substantially completed.

In 1996, the Company entered into a technology alliance with Universal Technologies, Inc. ("UTI") relating principally to automated storage and retrieval systems which are significant components of the Company's UHTSS platform and the AMCS project. Such storage and retrieval instrumentation has been incorporated into the storage and retrieval components of the UHTSS Platform that have been accepted by BMS, Lilly and Warner-Lambert.

PATENTS AND PROPRIETARY RIGHTS

The Company's patent portfolio includes over 110 patent applications filed in the United States and foreign patent jurisdictions. The Company is either the assignee or exclusive licensee of these patent rights, including issued patents on the Company's GFP technology and beta-lactamase technology as well as six allowed applications on other technologies. The Company is the exclusive licensee of four issued U.S. patents. Certain aspects of the Company's technology related to GFP reporters, beta-lactamase based reporters, protease reporters, kinase reporters, and membrane voltage reporters are exclusively licensed from The Regents of the University of California ("The Regents"). Pursuant to the terms of the Exclusive License Agreement between the Company and The Regents, the Company is obligated to pay expenses associated with patent prosecution and maintenance, certain license issue fees and royalties to the Regents. Certain aspects of the Company's technology related to GFP reporters are exclusively licensed from the University of Oregon ("UO"). Pursuant to the terms of the License Agreement between the Company and UO, the Company is obligated to pay to UO expenses associated with patent prosecution and maintenance, certain annual payments and, upon the issuance of a patent related to the subject technology, to issue shares of the Company's Common Stock to UO. Certain aspects of the Company's technology related to G-protein coupled receptor reporters are exclusively licensed from the California Institute of Technology ("Cal Tech"). In connection with the execution of the License Agreement between the Company and Cal Tech, the Company became obligated to pay certain expenses associated with patent prosecution and maintenance, and the Company issued shares of its Common Stock to Cal Tech.

The Company has obtained a non-exclusive license from SIBIA Neurosciences, Inc. ("SIBIA"), with certain rights to sublicense, under patent rights covering certain transcription-based assay technology (which relates to certain uses of reporter genes) for screening. Pursuant to the terms of the Non-Exclusive Cross-License Agreement between the Company and SIBIA, the Company granted SIBIA a non-exclusive license to certain of Aurora's technologies, and the Company issued to SIBIA shares of the Company's Common Stock. The Company and SIBIA are also obligated to pay each other certain royalties.

In May 1998, the Company obtained a non-exclusive license and certain sub-licensing rights to OSI Pharmaceuticals, Inc.'s ("OSI") issued reporter gene patent and options to OSI's Methods of Modulation patent, for which the U.S. Patent Office has allowed claims. Pursuant to the terms of the agreement, OSI received Aurora common stock and cash and OSI will also receive revenues from any sub-licenses granted by Aurora to its pharmaceutical partners, plus annual fees and milestone and royalty payments under pre-agreed terms from any option taken by Aurora or its partners to develop small molecule gene transcription modulators encompassed by the Methods of Modulation claims.

In June 1998, the Company obtained a non-exclusive license to Xenometrix, Inc.'s ("Xenometrix") gene expression profiling patents, giving Aurora license to an issued European patent and a pending U.S. patent, and certain rights of sub-license. The license covers gene expression profiling utilizing methods other than high-density olligonucleotide microarrays.

The Company is dependent on the rights licensed from such parties. Any challenge to, invalidation or loss of such rights could have a material adverse effect on the business, financial condition and results of operation of the Company.

EMPLOYEES

As of March 19, 1999, the Company had 167 full-time employees, 38 of whom hold M.D. or Ph.D. degrees and 24 of whom hold other advanced degrees. The Company's future success depends in significant part upon the continued service of its key scientific, technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

       NAME                            AGE    POSITION
       ----                            ---    --------
       Timothy J. Rink                  52    Chairman of the Board, President
                                              and Chief Executive Officer
       Paul J. England                  55    Senior Vice President, Research
       Paul A. Grayson                  34    Senior Vice President, Corporate
                                              Development
       Thomas G. Klopack                47    Chief Operating Officer
       John D. Mendlein                 39    General Counsel and Vice
                                              President, Intellectual Property
       John R. Pashkowsky               42    Director, Finance and Treasurer
       Harry Stylli                     37    Senior Vice President, Screen
                                              Technology and New Technology
                                              Ventures

TIMOTHY J. RINK has served as Chairman of the Board, President and Chief Executive Officer of the Company since February 1996. From 1990 through 1995, Dr. Rink served as President and Chief Technical Officer of Amylin Pharmaceuticals, Inc., a publicly held biopharmaceutical company. Dr. Rink was Vice President, Research at SmithKline Beecham in the U.K. from 1984 to 1989, and previously was Lecturer in Physiology at the University of Cambridge. Dr. Rink currently is a director of CoCensys, Inc., a publicly held biopharmaceutical company. Dr. Rink received his M.A., M.D., and Sc.D. from the University of Cambridge, England.

PAUL J. ENGLAND joined Aurora in February 1998 and currently serves as Senior Vice President, Research. From 1984 to 1997, he served in various capacities at SmithKline Beecham in the U.K., most recently serving as Vice President, Molecular Screening Technologies, with worldwide responsibility for high throughput screening. Dr. England received his B.S., Ph.D. and D.Sc. degrees in biochemistry from the University of Bristol. After postdoctoral work at the University of California, he held a lectureship in biochemistry at the University of Bristol from 1973 to 1984.

PAUL A. GRAYSON joined the Company in April 1996 and currently serves as Senior Vice President, Corporate Development. From 1994 to 1996, Mr. Grayson served as Director of Business Development for Advanced Tissue Sciences, Inc. From 1987 to 1994, Mr. Grayson held various research, marketing and business development positions at Allergan Pharmaceuticals and Gensia Inc. Mr. Grayson received his B.S. in Biocemistry and Computer Science from the University of California, Los Angeles, and his M.B.A. from the University of California, Irvine.

THOMAS G. KLOPACK joined the Company in July 1998 and currently serves as Chief Operating Officer. He served the past 18 years as an executive with Raychem Corporation in various capacities involving new product commercialization, strategic planning, operations and logistics, most recently as Director, Strategic Planning, in the Electronics Division. Prior to joining Raychem, Mr. Klopack worked at Exxon Corporation in engineering operations. Mr. Klopack obtained his B.S. in chemical engineering at Carnegie-Mellon University and his M.B.A. at Harvard University.

JOHN D. MENDLEIN joined Aurora in August 1996 and currently serves as General Counsel and Vice President, Intellectual Property. Prior to joining Aurora, Dr. Mendlein worked with the law firm of Cooley Godward LLP in Palo Alto from 1990 to 1996, focusing on patent prosecution and litigation, and technology licensing for a variety of biotechnology, medical device and diagnostic companies. He received his Ph.D. from the University of California, Los Angeles and his J.D. from the University of California, Hastings College of the Law.

JOHN R. PASHKOWSKY joined the Company in December 1997 and currently serves as Director, Finance and Treasurer. Prior to joining Aurora, he served from 1981 to 1997 in various positions at Senior Flexonics, Ketema, Inc. and Ametek, Inc., most recently as Controller of the Ketema Division of Senior Flexonics, and was employed by Rohr Industries Inc. from 1979 to 1981. Mr. Pashkowsky received his B.S. in Business Administration from the State University of New York and his M.B.A. in Finance from San Diego State University.

HARRY STYLLI joined the Company in November 1995 and was appointed Senior Vice President, Screen Technology and New Technology Ventures in August 1998. From 1989 to 1995, Dr. Stylli held several positions at Glaxo Wellcome plc, where he was integrally involved in the International Screening and Technology program. He obtained a Ph.D. in Pharmaceutical Chemistry from Kings College, London University, an M.B.A. from Open University, Milton Keynes, UK and a B.Sc. in Biochemical Pharmacology, with honors, from the University of East London.

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

LIMITED OPERATING HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY. As of December 31, 1998, the Company had an accumulated deficit of $21.7 million. The Company's expansion of its operations and continued development of its UHTSS Platform and fluorescent assay technologies will require continued substantial expenditures and the Company does not expect revenue to exceed such expenses until 2000. The Company's ability to achieve sustained profitability will depend in part on its ability to successfully develop and install its UHTSS Platform, successfully market and sell its screen development and screening services to pharmaceutical and biotechnology companies, achieve acceptable performance specifications for its UHTSS Platform and gain industry acceptance of its systems, services and technologies. Accordingly, the extent of future losses and the time required to achieve sustained profitability is uncertain. The Company is subject to the risks inherent in the operation of a new business, such as the difficulties and delays often encountered in the development and production of new, complex technologies. There can be no assurance that the Company will be able to address these risks. Sales of services and technologies, license fees, payments from its collaborators and interest income are expected to be the only sources of revenue for the foreseeable future. Royalties or other revenues from commercial sales of products based upon any compound identified by using the Company's technologies are not expected for at least several years, if at all. The time required to reach or sustain profitability is uncertain, and there can be no assurance that the Company will be able to achieve or maintain profitability. Moreover, if profitability is achieved, the level of such profitability cannot be predicted and may vary significantly from quarter to quarter.

NEW AND UNCERTAIN TECHNOLOGY. The Company's UHTSS technology and its methods of screening molecular targets incorporate new and unproven approaches to the identification of lead compounds with therapeutic potential. The Company intends to use its UHTSS Platform and fluorescent assay technologies to rapidly identify for itself and its collaborators as many compounds with commercial potential as possible. Historically, because of the highly proprietary nature of such activities, the importance of these activities to drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their programs, pharmaceutical and biotechnology companies have conducted molecular target screening and lead compound identification within their own internal research departments. The Company's ability to succeed will be dependent, in part, upon the willingness of potential collaborators to use the Company's systems, services and technologies as a tool in the discovery and development of compounds with commercial potential.

The Company's fluorescent assay technologies have only recently begun to be used in the drug discovery process and have never been utilized in the discovery of any compound that has been commercialized. There can be no assurance that the Company's fluorescent assay technologies will result in the discovery of lead compounds that will be safe or efficacious. Furthermore, there can be no assurance that the Company can consistently develop, validate or reproduce its biochemical and cell-based assays or reagents or substrates required for their use in volumes sufficient to fulfill the requirements of its collaborative agreements or to meet the Company's needs for internal use. Development of new pharmaceutical products is highly uncertain, and no assurance can be given that the Company's drug discovery technology will result in any commercially successful compound.

The Company's UHTSS technology has never been implemented as a fully operational system. The UHTSS Platform is not expected to be integrated and operational until the end of 1999. The UHTSS Platform will require significant additional investment and research and development prior to commencement of full-scale commercial operation, including integration of complex instrumentation and software and testing to validate performance and cost effectiveness, and is subject to substantial risks. Complex instrumentation systems that appear to be promising at early stages of development may not become fully operational for a number of reasons. These systems may be found ineffective, be difficult or uneconomical to produce, fail to achieve expected performance levels or industry acceptance, or be precluded from commercialization by the proprietary rights of third parties. Some of the instrumentation and software expected to comprise the UHTSS Platform are not now and have not previously been used in commercial applications. Many of these technologies have not been validated or developed at levels necessary to screen miniaturized assays, and there can be no assurance that UHTSS technologies, if developed, will achieve expected performance levels at these scales. The successful implementation and operation of the UHTSS Platform will be a complex process requiring integration and coordination of a number of factors, including integration of and successful interface between complex advanced robotics, microfluidics, automated storage and retrieval systems, fluorescence detector technologies and software and information systems. The liquid dispensing requirements for the NanoWell Assay Plates designed for the UHTSS Platform are far beyond current high throughput screening practices for dispensing small volumes. The development of microfluidics to accurately and rapidly aspirate and dispense the microscopic volumes necessary for the UHTSS Platform is particularly challenging. There can be no assurance that the Company and its suppliers will be able to successfully integrate or implement this microfluidics technology or all of the other instrumentation needed for the UHTSS Platform.

As the UHTSS Platform is developed, integrated and used, it is possible that previously unanticipated limitations or defects may emerge. In addition, operators using the system may require substantial new technical skills and training. There can be no assurance that unforeseen complications will not arise in the development, delivery and operation of the UHTSS Platform that could materially delay or limit its use by the Company and its corporate collaborators, substantially increase the anticipated cost of development of the system, result in the breach by the Company of its contractual obligations to its collaborators and others, or render the system unable to perform at the quality and capacity levels required for success. Such complications or delays could subject the Company to litigation and have other material adverse effects on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully complete the development of its UHTSS Platform, achieve anticipated throughputs, gain industry acceptance of the Company's approach to the identification of lead compounds or develop a sustainable profitable business.

DEPENDENCE ON PHARMACEUTICAL AND BIOTECHNOLOGY COLLABORATIONS. The Company's strategy for the development and commercialization of its integrated technology platform involves the formation of multiple corporate collaborations. To date, all revenue received by the Company has been from sales to corporate collaborators of services, technology, instruments and intellectual property licenses. The Company expects that substantially all revenue for the foreseeable future will come from such sales to existing and new customers. Furthermore, the Company's ability to achieve profitability will be dependent upon the ability of the Company to enter into additional corporate collaborations for development of screens, for screening services and for its functional genomics program. Because pharmaceutical and biotechnology companies engaged in drug discovery activities have historically conducted drug discovery and screening activities through their own internal research departments, these companies must be convinced that the Company's UHTSS technologies justify entering into collaborative agreements with the Company. There can be no assurance that the Company will be able to negotiate additional collaborative agreements in the future on acceptable terms, if at all, that such current or future collaborative agreements will be successful and provide the Company with expected benefits, or that current or future collaborators will not pursue or develop alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means for identifying lead compounds or targets.

The Company's ability to enter into agreements with additional collaborators depends in part upon potential collaborators being convinced that Aurora's technologies can help accelerate drug discovery efforts. This may require substantial time and effort on the part of Aurora to educate potential collaborators on the efficiencies presented by Aurora's services and technologies. In addition, many of the collaborations involve the negotiation of customized terms regarding licensing, scope of agreement and types of services required. The Company may expend substantial funds and management effort with no assurance that a collaboration will result.

The Company's strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide the Company with development funding, technology and personnel resources and system validation. To date, the Company's UHTSS co-development syndicate includes BMS, Lilly, Warner-Lambert and Merck. The Company's agreements provide that the agreement generally may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. In addition, the amount and timing of resources that current and future collaborators, if any, devote to collaborations with the Company are not within the control of the Company. There can be no assurance that such collaborators will perform their obligations as expected or that the Company will derive any additional revenue from such agreements. There can be no assurance that any one or more of the Company's collaborators will not elect to terminate their agreements with the Company. Termination of the Company's existing or future collaboration agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON CONTRACTORS AND VENDORS. The Company relies on a limited number of contractors, suppliers and vendors for the development, manufacture and supply of certain components in the areas of informatics, robotics, automated storage and retrieval, liquid handling systems, microfluidics and detection devices. Although the Company believes that alternative sources for these components could be made available, any interruption in the development, manufacture or supply of a sole-sourced component could have a material adverse effect on the Company's ability to develop its UHTSS Platform or other systems until a new source of supply is qualified, could subject the Company to penalties for delays in delivery of the UHTSS Platform and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance the Company will be able to enter into additional technology alliances on commercially reasonable terms, if at all, or that the Company's current or future technology suppliers will meet the Company's requirements for quality, quantity or timeliness. Failure of any one of the company's current or future technology suppliers to deliver components (such as NanoWell Assay Plates, or various mechanical components of the UHTSS Platform or the AMCS) that meet required specifications in a timely manner, or at all, could significantly affect the Company's ability to meet its contractual obligations to the UHTSS syndicate members.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company may be required to raise additional capital over a period of several years in order to conduct or expand its operations or acquire new technology. Such capital may be raised through additional public or private equity financings, borrowings and other available sources. No assurance can be given that the Company's business or operations will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve or sustain profitable operations. There can be no assurance that the Company will continue to receive revenues or funding under its existing collaborative agreements or that the Company's existing or potential future collaborative agreements will be adequate to fund the Company's operations.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain patent protection for its systems, services and technologies, and to operate without infringing the proprietary rights of third parties. The Company is dependent, in part, on the patent rights licensed from third parties with respect to its fluorescent assay and screening technologies. There can be no assurance that patent applications filed by the Company or its licensors will result in patents being issued, that the claims of such patents will offer significant protection of the Company's technology, or that any patents issued to, or licensed by, the Company will not be challenged, narrowed, invalidated, or circumvented. The Company may also be subject to legal proceedings that result in the revocation of patent rights previously owned by or licensed to the Company, as a result of which the Company may be required to obtain licenses from others to continue to develop, test or commercialize its systems, services or technologies. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, if at all.

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

COMPETITION AND THE RISK OF OBSOLESCENCE OF TECHNOLOGY. Competition among pharmaceutical and biotechnology companies that attempt to identify compounds for development or support drug discovery efforts is intense. Because the UHTSS instrumentation is being designed to integrate a number of different technologies, the Company competes in many areas, including instrumentation, assay development, high throughput screening and functional genomics. The Company competes with instrumentation companies, the research departments of pharmaceutical and biotechnology companies and other commercial enterprises, as well as numerous academic and research institutions. There can be no assurance that another technology provider will not develop a product to compete with the Company's UHTSS Platform. There can be no assurance that pharmaceutical, biotechnology and instrumentation companies which currently compete with the Company in specific areas will not merge or enter into joint ventures or other alliances with one or more other such companies and become substantial multi-point competitors or that the Company's collaborators will not assemble their own ultra-high throughput screening systems by purchasing components or contracting for services from competitors. Genomics and combinatorial chemistry companies may also expand their business to include compound screening or screen development, either alone or pursuant to alliances with others. The Company's technological approaches, in particular its UHTSS Platform, may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors. Many of these pharmaceutical and biotechnology companies, which represent the greatest potential market for the Company's systems, services and technologies, have developed or are developing internal programs and other methodologies to improve productivity, including major investments in robotics technology to permit the automated screening of compounds.

UNCERTAINTY OF MILESTONE PAYMENTS ON PHARMACEUTICAL PRODUCTS. The Company's long-term revenue may include revenues from the realization of milestone payments and royalties, if any, triggered by the successful development and commercialization of lead compounds identified through the use of the Company's technologies. The Company's screens may result in developed and commercialized pharmaceutical products generating milestone payments and royalties only after lengthy and costly pre-clinical and clinical development efforts, the receipt of requisite regulatory approvals, and the integration of manufacturing capabilities and successful marketing efforts, all of which must be performed by the Company's collaborators. The Company does not currently intend to perform any of these activities. The Company's collaborators may decide not to develop or commercialize lead compounds identified through the use of the Company's technologies. Development and commercialization of lead compounds will therefore depend not only on the achievement of research objectives by the Company and its collaborators, which cannot be assured, but also on each collaborator's own financial, competitive, marketing and strategic considerations, all of which are outside the Company's control. There can be no assurance that the interests and motivations of the Company's collaborators are, or will remain, aligned with those of the Company, that current or future collaborators will not pursue alternative technology in preference to that of the Company or that such collaborators will successfully perform their development, regulatory, compliance, manufacturing or marketing functions. In addition, there can be no assurance that any product will be developed and commercialized as a result of such collaborations, that any such development or commercialization would be successful or that disputes will not arise over the application of payment provisions to such drugs.

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

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS. To date, all revenue received by the Company has been from the sales of services, technology, instruments, intellectual property licenses, and payment of research and co-development funding paid pursuant to collaborative agreements. The Company expects that its revenue for the foreseeable future will be comprised of such payments. The timing of certain large payments in the future will depend upon the completion of major deliverables in its collaborators' UHTSS Platforms. Operating results may therefore vary substantially from quarter to quarter and will not necessarily be indicative of results in subsequent periods.

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS. The Company's principal stockholders, executive officers, directors and affiliated individuals and entities together beneficially own approximately 28.0% of the outstanding shares of Common Stock as of March 19, 1999. As a result, these stockholders, if they act together, will be able to influence most matters requiring approval by the stockholders of the Company, including approvals of amendments to the Company's Certificate of Incorporation, mergers, a sale of all or substantially all of the assets of the Company and other fundamental transactions. The Company's Certificate of Incorporation (the "Restated Certificate") does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers of the Company and the Company's principal stockholders, if they act together, will be able to influence the election of the members of the Board of Directors of the Company. Such a concentration of ownership could have an adverse effect on the price of the Common Stock, and may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ANTI-TAKEOVER PROVISIONS. The Restated Certificate authorizes the Board of Directors of the Company, without stockholder approval, to issue additional shares of Common Stock and to fix the rights, preferences and privileges of and issue up to 7,500,000 shares of preferred stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of preferred stock, rights to purchase preferred stock or additional shares of Common Stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of such preferred stock could make the acquisition of a substantial block of the Company's Common Stock more difficult or limit the price that investors might be willing to pay for shares of the Company's Common Stock. Further, the Restated Certificate provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the President of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or by the holders of 10% of the outstanding voting stock of the Company. These and other provisions contained in the Restated Certificate and the Company's Bylaws, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests and, therefore, could adversely affect the price of the Company's Common Stock.

ITEM 2.      PROPERTIES

The Company leases approximately 81,200 square feet of space used for laboratory and administrative purposes in San Diego, California. These facilities are leased through September 15, 2008. The Company also leases approximately 22,200 square feet of laboratory and office space in La Jolla, California, through October 15, 1999, which is subleased to third-party tenants. The Company believes these facilities will be adequate for its current and projected needs and that additional space at a nearby location will be available as needed.

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

Not Applicable.

                                   PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

(a) The Company's common stock began trading on the Nasdaq National Market under the symbol "ABSC" on June 19, 1997. The following table presents high and low sales prices of the Company's common stock, as reported by Nasdaq, for the periods indicated:

        1997                                                        High             Low
        ----                                                       ------           -----
        Second Quarter (beginning June 19, 1997)                   $12.25           $10.00
        Third Quarter                                               15.63             9.38
        Fourth Quarter                                              15.75            11.00
        1998
        ----
        First Quarter                                               14.38            10.25
        Second Quarter                                              12.38             5.88
        Third Quarter                                                9.25             3.75
        Fourth Quarter                                               8.00             4.00

      As of March 19, 1999, there were approximately 217 stockholders of record of the Company's common stock. The Company has never declared or paid any cash dividends on its common stock and does not intend to pay any cash dividends on its common stock in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the financial statements and accompanying notes included elsewhere in this document.


                                                                                                          PERIOD FROM
                                                                                                          MAY 8, 1995
                                                                YEARS ENDED DECEMBER 31,                (INCEPTION) TO
                                                   ---------------------------------------------------    DECEMBER 31,
                                                        1998              1997             1996              1995
                                                   ---------------- ----------------- ---------------- -----------------
                                                                  (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Revenue                                              $       26,538  $        14,908  $         2,217  $             -

Operating expenses:
   Cost of revenue                                           23,777            6,983                -                -
   Research and development                                  17,146            5,406            4,396              366
   Selling, general and administrative                        6,068            3,679            1,275               46
                                                   ---------------- ----------------- ---------------- -----------------
      Total operating expenses                               46,991           16,068            5,671              412
                                                   ---------------- ----------------- ---------------- -----------------
Loss from operations                                        (20,453)          (1,160)          (3,454)            (412)
Interest income                                               2,445            1,793              580                -
Interest expense                                               (645)            (346)             (59)               -
                                                   ---------------- ----------------- ---------------- -----------------
Income (loss) before income taxes                           (18,653)             287           (2,933)            (412)
Income taxes                                                      -              (20)               -                -
                                                   ---------------- ----------------- ---------------- -----------------
Net income (loss)                                    $     (18,653)   $          267  $        (2,933) $          (412)
                                                   ---------------- ----------------- ---------------- -----------------
                                                   ---------------- ----------------- ---------------- -----------------
Basic income (loss) per share                        $        (1.14)  $         0.03  $         (3.86) $     (5,146.59)
                                                   ---------------- ----------------- ---------------- -----------------
                                                   ---------------- ----------------- ---------------- -----------------
Diluted income (loss) per share                      $        (1.14)  $         0.02  $         (3.86) $     (5,146.59)
                                                   ---------------- ----------------- ---------------- -----------------
                                                   ---------------- ----------------- ---------------- -----------------
Shares used in computing:
    Basic income (loss) per share                            16,312            8,970              760              < 1
                                                   ---------------- ----------------- ---------------- -----------------
                                                   ---------------- ----------------- ---------------- -----------------
    Diluted income (loss) per share                          16,312           15,423              760              < 1
                                                   ---------------- ----------------- ---------------- -----------------
                                                   ---------------- ----------------- ---------------- -----------------

                                                                               DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                        1998              1997             1996              1995
                                                   ---------------- ----------------- ---------------- -----------------
                                                                                  (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments               $       28,026   $       48,906  $        13,167  $            11
Total assets                                                 50,955           63,036           17,515              115
Capital lease obligations, less current portion               4,788            3,422            1,111                -
Accumulated deficit                                         (21,731)          (3,078)          (3,345)            (412)
Total stockholders' equity                                   37,542           54,364           15,184             (412)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS INCLUDING THE ABILITY TO ATTRACT ADDITIONAL COLLABORATIVE PARTNERS, DEVELOPMENT OR AVAILABILITY OF COMPETING SYSTEMS, AND THE ABILITY TO MEET EXISTING COLLABORATIVE COMMITMENTS. READERS ARE ENCOURAGED TO REVIEW THE RISK FACTORS DISCUSSED IN "BUSINESS - RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K FOR A MORE COMPLETE DISCUSSION OF THOSE RISKS AND UNCERTAINTIES.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs, develops and commercializes proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. Operating activities in 1996 and 1997 focused on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and an ultra-high throughput screening system ("UHTSS-TM-" Platform) designed to allow assay miniaturization and to overcome many of the limitations associated with the traditional drug discovery process. In 1998, while continuing development and manufacture of other UHTSS components, the Company delivered Module 1 of its UHTSS Platform to three of its syndicate customers, continued to manufacture and deliver certain subsystems to customers, and performed screening services for collaborators, including screen development and screening.

The Company had an accumulated deficit of $21.7 million as of December 31, 1998. The Company's objective is to increase revenue substantially in 1999, while controlling the growth of expenses. The Company's ability to achieve profitability will depend in part on its ability to successfully complete development, manufacture and delivery of UHTSS systems that meet contractual specifications, continue to provide screen development and screening services to pharmaceutical and biotechnology customers and achieve the required further growth of sales of its systems, services and technologies.

Revenue recognized by the company is predominately sales to corporate collaborators of services, technology, instruments and intellectual property licenses. To date, the sales have been generated from a limited number of collaborators in the biotechnology and pharmaceutical industries in the U.S. and Europe.

Many of the Company's agreements provide for future milestone payments from drug development achievements and royalties from the sale of products derived from certain of Aurora's technologies. However, there can be no assurance that any collaborators will ever generate products from technology provided by Aurora and thus that the Company will ever receive milestone payments or royalties. The Company believes its ability to achieve profitability is not dependent on receipt of milestone payments or royalties.

The Company may encounter significant fluctuations in its quarterly financial performance depending on factors such as revenue recognized from existing and future contracts and collaborations, timing of expenditures to develop its products or delivery of technologies and systems and the completion of contracted service commitments to Aurora's collaborators. The Company will also continue to invest in new technologies to expand its core drug discovery capabilities. Accordingly, the Company's results of operations for any period may not be comparable to, or predictive of, the results of operations for any other period.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

REVENUE

Revenue increased 78% to $26.5 million in 1998 from $14.9 million in 1997, which was an increase of 573% from $2.2 million in 1996. The increases in revenue resulted primarily from the Company's collaborative agreements with Warner-Lambert Company ("Warner-Lambert") and Merck & Co., Inc. ("Merck") executed in 1997, and collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS") and Eli Lilly and Company ("Lilly") executed in 1996. The increase in 1998 was also attributable in part to an agreement with Warner-Lambert, executed in August 1998, to develop an automated master compound storage ("AMCS-TM-") system.

EXPENSES

Total operating expenses increased 192% to $47.0 million in 1998 from $16.1 million in 1997, which was an increase of 183% from $5.7 million in 1996. The increases in operating expenses resulted primarily from the growth of the Company and its research and development programs. This growth was reflected by the increase to 150 employees at December 31, 1998 from approximately 50 at December 31, 1996 and the expansion of the Company's facilities in October 1997 to 81,000 square feet from 22,000 square feet.

Cost of revenue increased 241% to $23.8 million in 1998 from $7.0 million in 1997. There was no cost of revenue in 1996. In addition to the growth of the Company's operations as noted above, the increase in cost of revenue was primarily a result of increased purchases of materials and increased technology development expenses related to the development of the UHTSS Platform, the AMCS system and screening subsystems for the Company's collaborators.

Research and development increased 217% to $17.1 million in 1998 from $5.4 million in 1997, which was a 23% increase from $4.4 million in 1996. In addition to the growth of the Company's operations as noted above, the increases in research and development expenses were primarily attributable to ongoing development of a UHTSS Platform and an AMCS for Aurora, and the expansion of the Company's human cell functional genomics GenomeScreen-TM-program. In addition, licensing of technology from OSI Pharmaceuticals, Inc. and Xenometrix, Inc. and the costs of initiating a collaboration with SIDDCO, Inc. to produce a large library of compounds for Aurora's UHTSS contributed to the 1998 increase.

Selling, general and administrative expenses increased 65% to $6.1 million in 1998 from $3.7 million in 1997, which was a 189% increase from $1.3 million in 1996. The increases were primarily attributable to the growth of the Company's operations as noted above and legal and professional fees incurred in connection with the overall scale-up of the Company's operations and business development efforts.

INTEREST AND OTHER INCOME

Net interest income increased 24% to $1.8 million in 1998 from $1.4 million in 1997, which was a 178% increase from $0.5 million in 1996. The increases primarily reflected interest income from increased cash and investment balances resulting from receipts under collaborative agreements and proceeds from the Company's initial public offering in June 1997. Interest income was partially offset by interest expense incurred on capital lease obligations beginning in the second half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, Aurora held cash, cash equivalents and investment securities available-for-sale of $28.0 million and working capital of $24.9 million. The Company has funded its operations through such date primarily through the issuance of equity securities with aggregate net proceeds of $57.3 million, receipts from corporate collaborations and strategic technology alliances of $42.4 million, capital equipment lease financing of $9.1 million and interest income of $4.8 million.

The Company's facility lease agreements are secured by letters of credit, which are secured by certificates of deposit recorded as restricted cash. At December 31, 1998, such restricted cash totaled $1.1 million. The letters of credit will be reduced over the next two years on a predetermined schedule.

The Company has entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $9.3 million over the next five years.

The Company expects significant cash expenditures to continue into 1999 as it continues its development of screening technology and seeks access to new technologies to expand its technology platform through investments, licensing agreements, research and development alliances or acquisitions.

The Company's strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide the Company with funding for development, technology and personnel resources and payments for system validation. The Company's UHTSS Platform co-development syndicate currently includes BMS, Lilly, Warner-Lambert and Merck. The Company has also entered into an agreement with Warner-Lambert to develop an AMCS system. In addition, the Company has entered into collaborations with Roche Bioscience Corporation, Allelix Biopharmaceuticals, Inc., Cytovia, Inc., Pharmacia & Upjohn, Inc. and F.Hoffman-LaRoche to provide screening services, and with Warner-Lambert for a functional genomics program. Other collaborations include a combinatorial chemistry agreement with SIDDCO, Inc. to synthesize large libraries of chemical compounds for Aurora.

The Company's ability to achieve sustained profitability will be dependent upon its ability to sell new products and services, and to increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. Although the Company is actively seeking to enter into additional collaborations, there can be no assurance that the Company will be able to negotiate additional collaborative agreements on acceptable terms, if at all, or that the Company's revenue goals will be met. Some of the Company's current collaborative agreements provide that they may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of the Company's collaborators would be required to pay certain penalties in the event they terminate their agreements without cause, there can be no assurance that any one or more of the Company's collaborators will not elect to terminate their agreements with the Company. In addition, collaborators may terminate their agreements for cause if the Company cannot deliver the technology in accordance with such agreements. There can be no assurance that such collaborators will perform their obligations as expected, that the Company will derive any additional revenue from such agreements or that such current or future collaborative agreements will be successful and provide the Company with expected benefits. Termination of the Company's existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, or to generate sufficient revenues from the Company's services and technologies, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may be required to raise additional capital over the next several years in order to conduct or expand its operations or acquire new technology. Such capital may be raised through additional public or private equity financings, borrowings and other available sources. No assurance can be given that the Company's business or operations will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve or sustain profitable operations. There can be no assurance that the Company will continue to generate sales from and receive payments under its existing collaborative agreements or that the Company's existing or potential revenue will be adequate to fund the Company's operations. If additional funding becomes necessary, there can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into arrangements with others that may have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of computer systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company has completed an assessment of whether it will have to modify or replace portions of its software and certain hardware so that its systems will function properly with respect to dates in the year 2000 and thereafter. As a result of this assessment, the Company believes that no significant modifications or conversions of existing software and certain hardware will be required. All required modifications and conversions of existing software and certain hardware are expected to be completed by June 30, 1999, which is prior to any anticipated impact on the Company's systems. The Company believes that, with relatively minor modifications and conversions of existing software and certain hardware, the Year 2000 issue will not pose significant operational problems for its systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has gathered information about its significant suppliers, financial institutions and others with whom the Company does business to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company continues to monitor the Year 2000 compliance status of such third parties, and no significant issues with third parties' systems have been identified to date. While the Company has no material systems that interface directly with those of third parties, there can be no assurance that any failure within systems of third parties will not have a material impact on the operations of the Company.

The Company does not expect expenditures related to new or upgraded software and hardware required for Year 2000 compliance to be significant. In addition, the Company does not expect to utilize significant external resources to assess, test, modify or replace existing software and hardware for Year 2000 issues. Accordingly, the total Year 2000 issue cost to the Company is expected to be less than $100,000.

The costs of the assessment and remediation of the Year 2000 issue and the date on which the Company believes it will complete the modifications necessary to resolve the Year 2000 issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and will develop contingency plans by August 1999.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests its excess cash in interest-bearing investment-grade securities that it holds for the duration of the term of the respective instrument. The Company does not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's proxy statement to be filed in connection with the solicitation of proxies for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Item 1 of Part I of this Form 10-K.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)    Exhibits

     EXHIBIT
      NUMBER     DESCRIPTION OF DOCUMENT
     -------     -----------------------
      3.4(1)     Restated Certificate of Incorporation.
      3.5(1)     Restated Bylaws.
      4.1        Reference is made to Exhibits 3.4 and 3.5.
      4.2(1)     Form of Common Stock Certificate.
      4.3(1)     Amended and Restated Investors' Rights Agreement dated as of
                 December 27, 1996 between the Registrant and the individuals and entities listed in the signature pages thereto.

     EXHIBIT
      NUMBER     DESCRIPTION OF DOCUMENT
     -------     -----------------------
     10.1(1)     Form of Indemnity Agreement entered into between Registrant and its directors and officers.
     10.2(1)#    Registrant's 1996 Stock Plan, as amended and restated (the
                 "1996 Stock Plan").
     10.3(1)#    Form of Incentive Stock Option Agreement under the 1996 Stock
                 Plan.
     10.4(1)#    Form of Nonstatutory Stock Option Agreement under the 1996
                 Stock Plan.
     10.5(1)#    Form of Restricted Stock Purchase Agreement under the 1996
                 Stock Plan.
     10.6(1)#    Registrant's Employee Stock Purchase Plan and related offering document.
     10.7(1)#    Registrant's Non-Employee Directors' Stock Option Plan.
     10.8(1)#    Form of Nonstatutory Stock Option under Registrant's
                 Non-Employee Directors' Stock Option Plan.
     10.9(1)#    Employment Agreement dated January 23, 1996 between the
                 Registrant and Timothy J. Rink, as subsequently amended on
                 March 8, 1996.
     10.10(1)#   Employment Agreement dated August 6, 1996 between the
                 Registrant and J. Gordon Foulkes.
     10.11(1)    Preferred Stock Purchase Agreement dated as of March 8, 1996 between the Registrant and the individuals and entities listed in the signature pages thereto.
     10.12(1)    Series D Preferred Stock Purchase Agreement dated as of
                 December 27, 1996 between the Registrant and the individual and entities listed in the signature pages thereto.
     10.13(1)    Sublease dated May 29, 1996 between the Registrant and Torrey
                 Pines Science Center Limited Partnership, as subsequently
                 amended on August 31, 1996.
     10.14(1)    Master Lease Agreement dated May 17, 1996 between the
                 Registrant and Lease Management Services Incorporated.
     10.15(1)    Equipment Financing Agreement dated May 17, 1996 between the
                 Registrant and Lease Management Services Incorporated.
     10.16(1)    Security Deposit Pledge Agreement dated May 17, 1996 between the Registrant and Lease Management Services Incorporated.
     10.17(1)*   Exclusive License Agreement for Fluorescent Assay Technologies
                 dated June 17, 1996 between the Registrant and The Regents of the University of California.
     10.18(1)*   License Agreement dated August 2, 1996 between the Registrant and California Institute of Technology.
     10.19(1)*   License Agreement dated October 4, 1996 between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on behalf of the University of Oregon.
     10.20(1)*   Research Agreement dated April 2, 1996 between the Registrant and Sequana Therapeutics, Inc.
     10.21(1)*   Collaboration and License Agreement effective as of April 24,
                 1996 between the Registrant and Packard Instrument Company, Inc.
     10.22(1)*   Collaborative Research and License Agreement dated November 26,
                 1996 between the Registrant and Bristol-Myers Squibb
                 Pharmaceutical Research Institute.
     10.23(1)*   Collaborative Research and License Agreement dated December 18,
                 1996 between the Registrant and Eli Lilly and Company.
     10.24(1)*   Collaboration Agreement effective as of February 1, 1997
                 between the Registrant and Allelix Biopharmaceuticals Inc.
     10.25(1)    Multi-Tenant Industrial Lease dated April 7, 1997 between the
                 Registrant and AEW/LBA Acquisition Co. II, LLC., as
                 subsequently amended on June 12, 1997.
     10.26(2)    First Amendment dated September 1, 1997, to Multi-Tenant
                 Industrial Lease between the Registrant and AEW/LBA Acquisition
                 Co. II, LLC.
     10.27(2)*   Collaborative Research and License Agreement dated September
                 22, 1997 between the Registrant and Warner-Lambert Company.
     10.28(3)*   Collaborative Research and License Agreement dated December 18,
                 1997 between the Registrant and Merck & Co., Inc.
     10.29(3)    Negative Covenant Pledge Agreement dated September 29, 1997 between the Registrant and Lease Management Services
                 Incorporated.
     10.30(3)    Collateral Security Agreement dated December 16, 1997 between the Registrant and Lease Management Services Incorporated.
     10.31(3)*   Packard Aurora Supply Agreement dated February 5, 1998 between the Registrant and Packard Instrument Company, Inc.
     10.32(3)*   Amendment to Collaboration and License Agreement dated February
                 7, 1998, to Collaboration and License Agreement effective as of
                 April 24, 1996 between the Registrant and Packard Instrument
                 Company, Inc.

     EXHIBIT
      NUMBER     DESCRIPTION OF DOCUMENT
     -------     -----------------------
     10.33(3)#   Amendment dated January 2, 1998, to Employment Agreement
                 between the Registrant and J. Gordon Foulkes.
     10.34(4)*   Combinatorial Chemistry Agreement dated April 25, 1998 between the Registrant and SIDDCO, Inc.
     10.35(4)*   Agreement dated June 11, 1998 between the Registrant and J.
                 Gordon Foulkes.
     10.36(4)    Agreement dated July 16, 1998 between the Registrant and
                 Deborah J. Tower.
     10.37(5)*   Collaborative Research Agreement dated July 16, 1998 between the Registrant and Cytovia, Inc.
     10.38(5)*   AMCS Development Agreement dated August 21, 1998 between the
                 Registrant and  Warner-Lambert Company.
     10.39#      Promissory Note dated February 18, 1997 between the Registrant and Harry Stylli.
     10.40#      Terms of employment dated December 3, 1997 between the
                 Registrant and Paul J. England.
     10.41#      Terms of employment dated June 9, 1998 between the Registrant and Thomas G. Klopack.
     10.42**     Termination Agreement between the Registrant and Packard
                 Instrument Company, Inc.
     10.43#      Loan Agreement and Promissory Note dated December 23, 1998 between the Registrant and Thomas G. Klopack.
     23.1        Consent of Ernst & Young LLP, Independent Auditors.
     27.1        Financial Data Schedule related to the Financial Statements for the fiscal year ended December 31, 1998.

----------

         (1) Previously filed as exhibits of the same number with the Registrant's Registration Statement on Form S-1 (No. 333-23407) or amendments thereof, and incorporated herein by reference.
         (2) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-22669) and incorporated herein by reference.
         (3) Previously filed as exhibits of the same number with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (No. 0-22669) and incorporated herein by reference.
         (4) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (No. 0-22669) and incorporated herein by reference.
         (5) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 0-22669) and incorporated herein by reference.
         * The Company has been granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
         ** The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
         # Indicates management contract or compensatory plan or arrangement.

(d)      Financial Statement Schedules

         See Item 14 (a) (2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                            By:       /s/ TIMOTHY J. RINK
                               -----------------------------------------------
                                           Timothy J. Rink
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                       SIGNATURE                                           TITLE                      DATE
                       ---------                                           -----                      ----
                 /s/ TIMOTHY J. RINK                         Chairman of the Board,            March 31, 1999
-------------------------------------------------         President and Chief Executive
          Timothy J. Rink, M.A., M.D., Sc.D                    Officer (PRINCIPAL
                                                               EXECUTIVE OFFICER)


                 /s/ JOHN PASHKOWKSY                           Director of Finance             March 31, 1999
-------------------------------------------------                 and Treasurer
                   John Pashkowsky                          (PRINCIPAL FINANCIAL AND
                                                               ACCOUNTING OFFICER)


                  /s/ JAMES C. BLAIR                                Director                   March 31, 1999
-------------------------------------------------
                James C. Blair, Ph.D.

                 /s/KEVIN J. KINSELLA                               Director                   March 31, 1999
-------------------------------------------------
                  Kevin J. Kinsella

               /s/ HUGH Y. RIENHOFF, JR.                            Director                   March 31, 1999
-------------------------------------------------
             Hugh Y. Rienhoff, Jr., M.D.

                  /s/ LUBERT STRYER                                 Director                   March 31, 1999
-------------------------------------------------
                 Lubert Stryer, M.D.

                 /s/ ROY A. WHITFIELD                               Director                   March 31, 1999
-------------------------------------------------
                   Roy A. Whitfield

                /s/ TIMOTHY J. WOLLAEGER                            Director                   March 31, 1999
-------------------------------------------------
                 Timothy J. Wollaeger

                      AURORA BIOSCIENCES CORPORATION
                       INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Report of Independent Auditors...............................................................   F-2

Balance Sheets as of December 31, 1998 and 1997..............................................   F-3

Statements of Operations for the years ended December 31, 1998, 1997 and 1996................   F-4

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996......   F-5

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................   F-6

Notes to Financial Statements................................................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aurora Biosciences Corporation

We have audited the accompanying balance sheets of Aurora Biosciences Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Biosciences Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         ERNST & YOUNG LLP

San Diego, California
January 29, 1999

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                           ----------------------------------
                                                                                 1998              1997
                                                                           ---------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   9,477,916    $  23,168,690
   Investment securities, available-for-sale                                    18,547,991       25,737,734
   Accounts receivable                                                           3,750,291        3,207,166
   Notes receivable from officers and employees                                    210,000                -
   Prepaid expenses                                                                475,927          563,017
   Other current assets                                                          1,104,249          763,330
                                                                           ---------------- -----------------
      Total current assets                                                      33,566,374       53,439,937
Equipment, furniture and leaseholds, net                                        10,863,357        6,691,939
Notes receivable from officers and employees                                       210,000          290,000
Restricted cash                                                                  1,096,034        1,311,923
Other assets                                                                     5,218,951        1,302,033
                                                                           ---------------- -----------------
     Total assets                                                            $  50,954,716    $  63,035,832
                                                                           ---------------- -----------------
                                                                           ---------------- -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   3,216,696    $   1,111,946
   Accrued compensation                                                            550,770          278,852
   Other current liabilities                                                       391,694          227,778
   Unearned revenue                                                              2,440,833        2,324,001
   Capital lease obligations, current portion                                    2,024,786        1,153,185
                                                                           ---------------- -----------------
      Total current liabilities                                                  8,624,779        5,095,762

Capital lease obligations, less current portion                                  4,787,667        3,421,652
Other noncurrent liabilities                                                             -          154,346

Commitments

Stockholders' equity:
   Preferred stock, $.001 par value; 7,500,000 shares authorized and no
    shares issued and outstanding                                                        -                -
   Common stock, $.001 par value; 50,000,000 shares authorized,
    17,024,919 and 17,032,885 shares issued and outstanding at December
    31, 1998 and 1997, respectively                                                 17,025           17,033
   Additional paid-in capital                                                   61,496,842       60,497,472
   Deferred compensation                                                        (2,240,606)      (3,072,560)
   Accumulated deficit                                                         (21,730,991)      (3,077,873)
                                                                           ---------------- -----------------
     Total stockholders' equity                                                 37,542,270       54,364,072
                                                                           ---------------- -----------------
     Total liabilities and stockholders' equity                              $  50,954,716    $  63,035,832
                                                                           ---------------- -----------------
                                                                           ---------------- -----------------

                           SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                         1998                  1997                   1996
                                                 --------------------- ---------------------- ----------------------
 Revenue                                            $  26,537,888          $ 14,907,749         $   2,216,523

 Operating expenses:
    Cost of revenue                                    23,777,215             6,982,875                     -
    Research and development                           17,145,787             5,405,731             4,395,914
    Selling, general and administrative                 6,067,445             3,679,317             1,275,032
                                                 --------------------- ---------------------- ----------------------
       Total operating expenses                        46,990,447            16,067,923             5,670,946
                                                 --------------------- ---------------------- ----------------------

 Loss from operations                                 (20,452,559)           (1,160,174)           (3,454,423)

 Interest income                                        2,444,836             1,793,691               580,382
 Interest expense                                        (645,395)             (346,183)              (59,439)
                                                 --------------------- ---------------------- ----------------------
 Income (loss) before income taxes                    (18,653,118)              287,334            (2,933,480)
 Income taxes                                                   -               (20,000)                    -
                                                 --------------------- ---------------------- ----------------------
 Net income (loss)                                  $ (18,653,118)         $    267,334         $  (2,933,480)
                                                 --------------------- ---------------------- ----------------------
                                                 --------------------- ---------------------- ----------------------

 Basic income (loss) per share                      $       (1.14)         $       0.03         $       (3.86)
                                                 --------------------- ---------------------- ----------------------
                                                 --------------------- ---------------------- ----------------------
 Diluted income (loss) per share                    $       (1.14)         $       0.02         $       (3.86)
                                                 --------------------- ---------------------- ----------------------
                                                 --------------------- ---------------------- ----------------------

 Shares used in computing:

   Basic income (loss) per share                       16,312,194             8,970,183               759,741
                                                 --------------------- ---------------------- ----------------------
                                                 --------------------- ---------------------- ----------------------
   Diluted income (loss) per share                     16,312,194            15,422,755               759,741
                                                 --------------------- ---------------------- ----------------------
                                                 --------------------- ---------------------- ----------------------

                           SEE ACCOMPANYING NOTES.

                       AURORA BIOSCIENCES CORPORATION
                     STATEMENTS OF STOCKHOLDERS' EQUITY

                                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                          ----------------------- -----------------------   PAID-IN      DEFERRED
                                             SHARES     AMOUNT      SHARES       AMOUNT     CAPITAL    COMPENSATION
                                          ----------- ----------- ----------- ----------- -----------  ------------
Balance at December 31, 1995                        - $         -          80 $         - $         -  $          -
  Issuance of Series A preferred stock,     7,634,895       7,635           -           -  12,617,058             -
     net
  Issuance of Series A preferred stock
     for cancellation of notes payable        556,387         556           -           -     924,441             -
  Issuance of Series B preferred stock,       666,665         667           -           -   1,494,889             -
     net
  Issuance of Series C preferred stock,       600,000         600           -           -   1,496,800             -
     net
  Issuance of Series D preferred stock,       458,026         458           -           -   2,054,943             -
     net
  Issuance of common stock, net                     -           -   2,677,076       2,677      90,847             -
  Issuance of common stock for acquired
     technology                                     -           -     188,000         188      63,312             -
  Deferred compensation related to
     stock and stock options                        -           -           -           -     145,500      (373,742)
  Amortization of deferred compensation             -           -           -           -           -         2,169
  Net loss                                          -           -           -           -           -
                                                                                                                 --
                                          ----------- ----------- ----------- ----------- ----------- -------------
Balance at December 31, 1996                9,915,973       9,916   2,865,156       2,865  18,887,790      (371,573)
  Costs incurred in connection with
     issuance of Series D preferred                 -           -           -           -     (37,485)            -
     stock
  Conversion of Series A, B, C and D
     preferred stock into common stock     (9,915,973)     (9,916)  9,915,973       9,916           -             -
  Exercise of warrants to purchase
     common stock                                   -           -      45,290          45         (45)            -
  Issuance of common stock, net                     -           -   4,206,466       4,207  37,905,268             -
  Deferred compensation related to
     stock and stock options                        -           -           -           -   3,741,944    (3,513,702)
  Amortization of deferred compensation             -           -           -           -           -       812,715
  Net income                                        -           -           -           -           -             -
                                          ----------- ----------- ----------- ----------- ----------- --------------
Balance at December 31, 1997                        -           -  17,032,885      17,033  60,497,472    (3,072,560)
  Issuance of common stock, net                     -           -     125,369         125     511,510             -
  Issuance of common stock for acquired
     technology                                     -           -      75,000          75     569,456             -
  Repurchases of common stock                       -           -    (208,335)       (208)    (24,436)            -
  Deferred compensation related to
     stock and stock options                        -           -           -           -     (57,160)       57,160
  Amortization of deferred compensation             -           -           -           -           -       774,794
  Net loss                                          -           -           -           -           -             -
                                          ----------- ----------- ----------- ----------- ----------- --------------
BALANCE AT DECEMBER 31, 1998                        - $         -  17,024,919 $    17,025 $61,496,842 $  (2,240,606)
                                          ----------- ----------- ----------- ----------- ----------- --------------
                                          ----------- ----------- ----------- ----------- ----------- --------------


                                                             TOTAL
                                           ACCUMULATED    STOCKHOLDERS'
                                             DEFICIT     EQUITY (DEFICIT
                                          -------------- ---------------
Balance at December 31, 1995              $  (411,727)  $   (411,727)
  Issuance of Series A preferred stock,             -     12,624,693
     net
  Issuance of Series A preferred stock
     for cancellation of notes payable              -        924,997
  Issuance of Series B preferred stock,             -      1,495,556
     net
  Issuance of Series C preferred stock,             -      1,497,400
     net
  Issuance of Series D preferred stock,             -      2,055,401
     net
  Issuance of common stock, net                     -         93,524
  Issuance of common stock for acquired
     technology                                     -         63,500
  Deferred compensation related to
     stock and stock options                        -       (228,242)
  Amortization of deferred compensation             -          2,169
  Net loss                                 (2,933,480)    (2,933,480)

                                          -------------- ---------------
Balance at December 31, 1996               (3,345,207)    15,183,791
  Costs incurred in connection with
     issuance of Series D preferred                 -        (37,485)
     stock
  Conversion of Series A, B, C and D
     preferred stock into common stock              -              -
  Exercise of warrants to purchase
     common stock                                   -              -
  Issuance of common stock, net                     -     37,909,475
  Deferred compensation related to
     stock and stock options                        -        228,242
  Amortization of deferred compensation             -        812,715
  Net income                                  267,334        267,334
                                          ------------- ---------------
Balance at December 31, 1997               (3,077,873)    54,364,072
  Issuance of common stock, net                     -        511,635
  Issuance of common stock for acquired
     technology                                     -        569,531
  Repurchases of common stock                       -        (24,644)
  Deferred compensation related to
     stock and stock options                        -              -
  Amortization of deferred compensation             -        774,794
  Net loss                                (18,653,118)   (18,653,118)
                                         -------------- ---------------
BALANCE AT DECEMBER 31, 1998             $(21,730,991)  $ 37,542,270
                                         -------------- ---------------
                                         -------------- ---------------

                           SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      1998             1997              1996
                                                                ----------------- ---------------- -----------------
Operating activities:
Net income (loss)                                               $  (18,653,118)   $      267,334   $   (2,933,480)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                      2,421,986           964,323          156,861
  Forgiveness of notes receivable from officers and employees
                                                                             -                 -           93,129
  Issuance of common stock in exchange for acquired technology
                                                                       569,531                 -           63,500
  Amortization of deferred compensation                                774,794           812,715            2,169
  Changes in operating assets and liabilities:
    Accounts receivable                                               (543,125)       (2,090,643)      (1,116,523)
    Prepaid expenses and other current assets                         (253,829)         (929,143)        (378,871)
    Other assets                                                    (1,480,639)         (230,376)        (106,625)
    Accounts payable and accrued compensation                        2,376,668           999,451          339,820
    Other current liabilities                                          163,916           227,778                -
    Unearned revenue                                                   116,832         2,074,001          250,000
    Other noncurrent liabilities                                      (154,346)          154,346                -
                                                                ----------------- ---------------- -----------------
Net cash provided by (used in) operating activities                (14,661,330)        2,249,786       (3,630,020)
Investing activities:
  Purchases of short-term investments                              (23,015,257)      (24,459,286)     (12,147,818)
  Sales and maturities of short-term investments                    30,205,000         7,974,422        2,894,948
  Purchases of property and equipment                               (2,837,991)       (1,951,776)        (458,657)
  Notes receivable from officers and employees                        (130,000)          (90,000)        (223,331)
  Restricted cash                                                      215,889        (1,311,923)               -
  Other assets                                                      (2,436,279)         (339,283)        (619,309)
                                                                ----------------- ---------------- -----------------
Net cash provided by (used in) investing activities                  2,001,362       (20,177,846)     (10,554,167)
Financing activities:
  Issuance of convertible preferred stock, net                               -           (37,485)      17,673,050
  Issuance of common stock, net                                        486,991        37,909,475           93,524
  Issuance of notes payable                                                  -                 -          449,997
  Principal payments on capital lease obligations                   (1,517,797)         (689,278)        (129,465)
                                                                ----------------- ---------------- -----------------
Net cash provided by (used in) financing activities                 (1,030,806)       37,182,712       18,087,106
                                                                ----------------- ---------------- -----------------
Net increase (decrease) in cash and cash equivalents               (13,690,774)       19,254,652        3,902,919
Cash and cash equivalents at beginning of year                      23,168,690         3,914,038           11,119
                                                                ----------------- ---------------- -----------------
Cash and cash equivalents at end of year                        $    9,477,916    $   23,168,690   $    3,914,038
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
  Interest paid                                                 $      645,395    $      346,183   $       59,439
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------

Supplemental schedule of non-cash investing and financing activities:

Property and equipment acquired under capital leases            $    3,755,413    $    3,802,971   $    1,590,609
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------
Conversion of notes payable to convertible preferred stock      $            -    $            -   $      924,997
                                                                ----------------- ---------------- -----------------
                                                                ----------------- ---------------- -----------------

                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Aurora Biosciences Corporation ("Aurora" or the "Company") was incorporated in California on May 8, 1995 and subsequently re-incorporated in Delaware on January 22, 1996. The Company designs, develops and commercializes proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines. Aurora is developing an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies and an ultra-high throughput screening system ("UHTSS-TM-") platform designed to allow assay miniaturization and to overcome many of the limitations associated with the traditional drug discovery process. To date, the Company's revenue has been generated from a limited number of collaborators in the biotechnology and pharmaceutical industries in the U.S. and Europe.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified the Company's cash equivalents and investment securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity if material. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

The Company invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations and money market funds with strong credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities which are designed to maintain safety and liquidity.

EQUIPMENT, FURNITURE AND LEASEHOLDS

Equipment, including capitalized leased equipment, furniture and leaseholds, is stated at cost less accumulated depreciation and amortization.
Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets (generally three to five years) or the term of the applicable lease.

OTHER ASSETS

Equity investments in closely-held companies are carried at cost. Patents are carried at cost and amortized using the straight-line method over the expected useful lives, which are estimated to be four to eight years. Chemical compounds are carried at cost and amortized over the expected useful lives, which are estimated to be five years.

WARRANTY LIABILITY

The Company records a liability for estimated future warranty costs related to its contractual obligations to provide service and support for a limited time for certain installed systems and instruments. To date, the Company's warranty costs have been minimal.

STOCK OPTIONS

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized.

REVENUE RECOGNITION

Revenue under collaborative agreements with UHTSS syndicate customers typically consists of non-refundable, non-creditable upfront fees, ongoing research and co-development payments, and milestone, royalty and other contingent payments. Revenue from non-refundable, non-creditable upfront fees for past research and development efforts is recognized upon signing of the agreement when there are no future performance obligations associated with such upfront fees. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, and the Company believes such payments will approximate the research and development expense being incurred associated with the agreement. The Company does not have an obligation to refund, nor does there exist the presumption of an obligation to refund, ongoing research and co-development payments. Revenue from milestone or other contingent payments is recognized upon satisfaction of the contractual terms of the milestone or contingency. Revenue from equipment sales under short-term production contracts is recognized using the completed contract method. Revenue from equipment sales under long-term production contracts is recognized using the percentage of completion method. License revenue is recognized ratably over the term of the licensing agreement. Revenue from royalty payments will be recognized upon applicable product sales.

Revenue from screen development, screening and other services is recognized as the services are performed or ratably over the service period if the Company believes such method will approximate the expense being incurred. Advance payments received in excess of amounts earned through performance are classified as unearned revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred.

RESEARCH AND DEVELOPMENT EXPENSE

All research and development costs are expensed in the period incurred.

INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), basic income (loss) per share is calculated based upon the weighted average shares of common stock outstanding during the period, and excludes any dilutive effects of options, warrants and convertible securities. In 1997, diluted income per share also gives effect to all potential dilutive common shares outstanding during the period. In 1998 and 1996, all potential dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company has not reported comprehensive income (loss) because there were no items of other comprehensive income
(loss) for the years ended December 31, 1998, 1997 and 1996.

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, SEGMENT INFORMATION ("SFAS 131"), which requires disclosure of certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not reported segment information because the Company operates in only one business segment.

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

RECLASSIFICATION

Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

2.  CASH EQUIVALENTS AND INVESTMENT SECURITIES

A summary of the estimated fair value of cash equivalents and investment securities is shown below:

                                                                                    DECEMBER 31,
                                                                               1998              1997
                                                                         ----------------- ----------------
Money market funds                                                         $   1,627,317     $   8,381,835
U.S. government and agency securities                                         14,134,679        18,498,884
U.S. corporate securities                                                     12,263,312        22,235,157
                                                                         ----------------- ----------------
   Total debt securities                                                      28,025,308        49,115,876
Less amounts classified as cash equivalents                                   (9,477,317)      (23,378,142)
                                                                         ----------------- ----------------
                                                                         ----------------- ----------------
   Total investment securities                                              $ 18,547,991      $ 25,737,734
                                                                         ----------------- ----------------
                                                                         ----------------- ----------------

The estimated fair value of each cash equivalent and investment security approximates cost and no unrealized gains or losses were reported as of December 31, 1998 or 1997. Realized gains or losses on sales of available-for-sale securities in 1998 and 1997 were not significant. The estimated fair value of available-for-sale debt securities as of December 31, 1998 by contractual maturity is as follows: $17.2 million due within one year and $10.8 million due in one to two years.

3.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

Notes receivable from officers and employees generally consist of relocation and housing loans to assist in the relocation of new employees. These notes are generally secured by a deed of trust on the individual's principal residence. Notes receivable as of December 31, 1998 include two $60,000 loans to officers of the Company. One note bears interest payable monthly at approximately 6% per annum and is due in 2001, following an extension granted in February 1999. The other note is interest-free and is due in 2003.

4.  EQUIPMENT, FURNITURE AND LEASEHOLDS

Equipment, furniture and leaseholds consists of the following:

                                                                                    DECEMBER 31,
                                                                               1998               1997
                                                                         ------------------ -----------------
Scientific equipment                                                       $   5,394,363        $ 3,358,521
Office furniture, computers and equipment                                      4,109,911          2,242,204
Leasehold improvements                                                         4,887,714          2,197,860
                                                                         ------------------ -----------------
                                                                              14,391,988          7,798,585
Less accumulated depreciation and amortization                                (3,528,631)        (1,106,646)
                                                                         ------------------ -----------------
                                                                         ------------------ -----------------
                                                                            $ 10,863,357        $ 6,691,939
                                                                         ------------------ -----------------
                                                                         ------------------ -----------------

The cost of equipment, furniture and leaseholds under capital leases at December 31, 1998 and 1997 was $9,148,994 and $5,393,580, respectively. The accumulated depreciation and amortization of equipment, furniture and leaseholds under capital leases at December 31, 1998 and 1997 was $2,693,324 and $915,155, respectively.

5.  COMMITMENTS

CONSULTING AGREEMENTS

The Company has entered into various consulting agreements with its Scientific Advisors and others for aggregate minimum annual fees of approximately $225,000 over the next four years. The agreements are cancelable by either party upon 60 or 90 days written notice. During the years ended December 31, 1998, 1997 and 1996, the Company expensed approximately $250,000, $440,000 and $330,000, respectively, of fees and expense reimbursements related to these agreements.

TECHNOLOGY AND LICENSE AGREEMENTS

The Company has entered into various strategic technology and license agreements with third parties pursuant to the development of its screening systems and the synthesis of chemical compounds. These agreements contain varying terms and provisions which require the Company to make payments to the third parties, subject to satisfactory performance by the third parties. Pursuant to these agreements, the Company paid approximately $1,400,000, $850,000 and $550,000 in 1998, 1997 and 1996, respectively, and is obligated to pay a total of approximately $6.7 million over the next four years.

The Company has also entered into various license agreements with corporations and academic institutions regarding rights to certain inventions and technologies. Most such agreements may be terminated by the Company with 60 days written notice without significant financial penalty. Pursuant to these agreements, the Company paid approximately $1,070,000, $140,000 and $120,000 in 1998, 1997 and 1996, respectively, and is obligated to pay a total of approximately $1.7 million over the next five years.

LEASES

The Company leases its facilities and certain equipment under operating lease agreements which expire at various dates through September 2008. The facilities lease agreements are secured by letters of credit totaling $1.1 million, which are secured by certificates of deposit. At December 31, 1998, such restricted cash totaling $1,096,034 was included in noncurrent assets. The letters of credit will be reduced over the next two years on a predetermined schedule. Rent expense totaled approximately $1,593,000, $1,205,000 and $462,000 in 1998, 1997 and 1996, respectively.

In November 1997, the Company subleased certain of its facilities to a third party under an operating lease which expires in October 1999. Total sublease income in 1998 and 1997 included as a credit to expense is $935,000 and $79,000, respectively. Scheduled aggregate future sublease income at December 31, 1998 is approximately $771,000.

The Company leases certain equipment and improvements under capital lease agreements which expire at various dates through September 2003. Capital lease agreements and uses under the lease line totaled approximately $9.1 million through December 31, 1998. There was no unused capital lease line available at December 31, 1998.

Annual future minimum lease payments for operating and capital leases as of December 31, 1998 are as follows:

                                                                         OPERATING LEASES        CAPITAL LEASES
                                                                       ---------------------- ---------------------
      Years ended December 31,
      1999                                                                 $   2,210,744          $   2,636,676
      2000                                                                     1,745,628              2,343,303
      2001                                                                     1,797,515              1,605,173
      2002                                                                     1,852,071              1,315,882
      2003                                                                     1,907,633                172,069
      Thereafter                                                               9,863,676                      -
                                                                       --------------------------------------------
      Total minimum lease payments                                          $ 19,377,267              8,073,103
                                                                       -----------------------
      Less amounts representing interest                               -----------------------       (1,260,650)
                                                                                                -------------------
      Present value of capital lease payments                                                         6,812,453
      Less current portion                                                                           (2,024,786)
                                                                                                -------------------
      Capital lease obligations, noncurrent                                                        $  4,787,667
                                                                                                -------------------
                                                                                              ---------------------

6.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

During 1996, the Company issued 9,915,973 shares of convertible preferred stock with $.001 par value. In June 1997, as a result of the Company's initial public offering ("IPO") of common stock, all outstanding shares of convertible preferred stock were automatically converted into 9,915,973 shares of common stock. In addition, the number of authorized shares of the Company's preferred stock was decreased from 25,000,000 to 7,500,000 upon the closing of the IPO. No shares of preferred stock were outstanding at December 31, 1998.

COMMON STOCK

Certain shares of common stock have been issued to founders, directors and employees of, and consultants to, the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issue price, any unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over four years. At December 31, 1998, 349,428 shares of common stock were subject to repurchase by the Company.

During 1996, the Company issued 188,000 shares of common stock in exchange for certain licenses and rights. Research and development expense of $63,500 was recorded related to such issuances, representing the fair value of such shares as determined by the Board of Directors on the date of issuance.

In April 1997, the Company effected a four-for-five reverse split of its outstanding common stock. All share and per share amounts, including those relating to preferred stock, in the accompanying financial statements have been retroactively restated to reflect the reverse stock split.

In June 1997, the Company completed an IPO of 4,000,000 shares of common stock at $10.00 per share, with the Company receiving net proceeds of $36.3 million. In July 1997, the Company sold an additional 150,184 shares of common stock in connection with the partial exercise of an over-allotment option granted to the underwriters for net proceeds of approximately $1.4 million.

In May 1998, the Company issued 75,000 shares of common stock in exchange for certain licenses and rights. Research and development expense of $570,000 was recorded related to such issuances based upon the fair market value of such shares at the date of issuance.

WARRANTS

In 1996, the Company issued warrants to purchase 54,320 shares of Series A preferred stock at $1.66 per share to a leasing company in connection with the execution of a capital lease agreement. In June 1997, in connection with the Company's IPO, the warrants were exercised in a cashless transaction resulting in the issuance of 45,290 shares of common stock. No warrants were outstanding at December 31, 1998.

DEFERRED COMPENSATION

The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the price per share of restricted stock issued or the exercise price of stock options granted and the fair value of the Company's common stock at the date of issuance or grant. Shares included in the computation of deferred compensation include restricted stock issued and stock options granted since April 1996.

STOCK OPTION AND PURCHASE PLANS

In 1996, the Company adopted the 1996 Stock Plan (the "Stock Plan"), under which, as amended, 4,000,000 shares of the Company's common stock were reserved for future issuance. The Stock Plan provides for the grant of incentive stock options and stock appreciation rights to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants. All options and stock appreciation rights granted under the Stock Plan expire not later than ten years from the date of grant and vest and become fully exercisable after not more than five years of continued employment or engagement. Options and stock purchase rights generally vest over four years, with one-fourth of the shares vesting after one year and the remainder vesting monthly over the next thirty-six months. The exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock on the date of grant, and the exercise price of nonstatutory options may be no less than 85% of the fair market value of the Company's common stock on the date of grant.

In 1997, the Company adopted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), under which 240,000 shares of the Company's common stock were reserved for future issuance. All options granted under the Directors' Plan expire no later than ten years from the date of grant and vest and become fully exercisable after not more than four years of continued service. Options issued to date generally vest monthly over four years. The exercise price of each option must be equal to the fair market value of the Company's common stock on the date of grant. The fair value of options granted to non-employee directors has been included in deferred compensation.

In 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), under which 400,000 shares of the Company's common stock were reserved for future issuance. The Purchase Plan provides for all eligible employees to purchase the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value per share of the Company's common stock on the start date of each overlapping two-year offering period or on the date on which each semi-annual purchase period ends. At December 31, 1998, 106,697 shares of common stock have been issued pursuant to the Purchase Plan.

In December 1998, the Board of Directors committed to grant options to purchase 198,411 shares of common stock to employees of the Company on January 1, 1999. The shares were priced at $6.44 per share, representing the fair market value of the Company's common stock at December 31, 1998.

During 1997 and 1996, the Company issued 113,472 and 353,960 shares, respectively, of restricted common stock under the Stock Plan at prices ranging from $0.09 to $3.00 per share. Of the shares issued during 1997 and 1996, 113,472 and 52,800 shares, respectively, were issued at prices below the fair value of the Company's common stock on the date of issuance. The weighted average fair value of these issuances was $3.14 and $2.75 per share, respectively, and the difference between the fair value and issue price of such shares has been included in deferred compensation.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and has been determined as set forth below as if the Company had accounted for stock options and shares issued under the Purchase Plan under the fair value method of SFAS 123. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rates of 4.59%, 5.44% and 6.22%, respectively; no annual dividends; volatility factor of the expected market price of the Company's common stock price of 60%; and an expected option life of five years. The weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $4.15, $3.33 and $0.05, respectively.

Shares issued under the Purchase Plan were valued based upon the difference, if any, between the market value of the stock and the 15% discounted purchase price of the shares on the date of purchase. The weighted-average fair value on the date of purchase for stock purchased under this plan was $5.32 and $5.19 in 1998 and 1997, respectively.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' respective vesting periods and the estimated fair value of shares issued under the Purchase Plan are amortized to expense over the respective offering periods. If compensation cost for the Company's Stock and Purchase plans had been determined based on the fair value at the grant date as defined by SFAS 123, the Company's pro forma results for 1998, 1997 and 1996 would have been as follows:

                                                                1998              1997             1996
                                                                ----              ----             ----
Pro forma loss                                             $ (19,587,000)    $  (124,000)      $ (2,934,000)

Pro forma basic and diluted loss per share                 $       (1.20)    $     (0.01)      $      (3.86)

The pro forma results for 1998, 1997 and 1996 are not likely to be representative of the effects of applying SFAS 123 on the reported net income or loss in future years as these amounts reflect the expense associated with less than three years of vesting.

The following table summarizes stock option activity under the Stock and Directors' Plans and related information through December 31, 1998:

                                                                                     WEIGHTED-
                                                                   NUMBER OF          AVERAGE
                                                                    OPTIONS       EXERCISE PRICE
                                                                ----------------- ----------------
Outstanding at December 31, 1995                                            -                -
Granted                                                                 4,000            $0.09
                                                                -----------------
Outstanding at December 31, 1996                                        4,000            $0.09
Granted                                                             1,119,120            $5.90
Exercised                                                              (4,000)           $1.15
Cancelled                                                             (12,700)           $5.02
                                                                -----------------
Outstanding at December 31, 1997                                    1,106,420            $5.90
Granted                                                             2,945,830            $7.33
Exercised                                                             (30,409)           $1.40
Cancelled                                                          (1,277,351)          $10.78
                                                                -----------------
OUTSTANDING AT DECEMBER 31, 1998                                    2,744,490            $5.23
                                                                -----------------
                                                                -----------------

At December 31, 1998, 1,094,278 shares remain available for grant under the Stock and Directors' Plans.

In November 1998, the Board of Directors authorized a plan whereby employee option holders could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of November 19, 1998. This plan was not available to members of the Board of Directors and executive officers were not permitted to exchange options with an exercise price of $10.00 or below, with the exception of one officer who does not meet the criteria to be included as a "Named Executive Officer" in the Company's Proxy Statement. Under this plan, an aggregate of 1,099,430 options having an average exercise price of $11.04 per share were exchanged for options with an exercise price of $5.25 per share. The replacement options vest and expire based on the original grant date. None of the replacement options are exercisable until November 20, 1999. Under certain circumstances and at the discretion of the Board of Directors, the replacement options may be cancelled by the Company and the original options reinstated with original terms of exercise, vesting and expiration. All replacement options are included in grants and cancellations in the above summary of stock option activity.

The following table summarizes information about stock options outstanding under the Company's Stock and Directors' Plans at December 31, 1998:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ----------------------------------------------------    ----------------------------------
                                         WEIGHTED-
                                          AVERAGE
     RANGE OF                            REMAINING        WEIGHTED-                             WEIGHTED-
     EXERCISE          NUMBER OF        CONTRACTUAL        AVERAGE             NUMBER OF         AVERAGE
      PRICES            OPTIONS            LIFE         EXERCISE PRICE          OPTIONS       EXERCISE PRICE
------------------- ----------------- ---------------- -----------------    ----------------- ----------------
 $ 0.09 - $ 5.38        1,815,705            8.86         $   4.06               271,878          $   1.76
 $ 6.00 - $13.38          928,785            9.64         $   7.52                32,492          $  11.91
                    -----------------                                       -----------------
 $ 0.09 - $13.38        2,744,490            9.12         $   5.23               304,370          $   2.85
                    -----------------                                       -----------------
                    -----------------                                       -----------------

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1998, the Company has reserved shares of common stock for future issuance as follows:

    Common stock and stock options under 1996 Stock Plan                       3,598,768
    Common stock under Employee Stock Purchase Plan                              293,303
    Stock options under Directors' Plan                                          240,000
    Other                                                                          4,000
                                                                       --------------------
                                                                               4,136,071
                                                                       --------------------
                                                                       --------------------

7.  INCOME TAXES

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    1998              1997
                                                                             ----------------- -----------------
    Federal income taxes (benefit) at 35%                                    $ (6,528,000)        $ 101,000
    State income tax, net of federal benefit                                            -             3,000
    Tax effect on non-deductible expenses                                         414,000           301,000
    Alternative minimum taxes                                                           -            17,000
    Increase (decrease) in valuation allowance and other                        6,114,000          (402,000)
                                                                             ----------------- -----------------
                                                                             $          -        $   20,000
                                                                             ----------------- -----------------
                                                                             ----------------- -----------------

At December 31, 1998, the Company had federal and California income tax net operating loss carryforwards of approximately $19,564,000 and $3,351,000, respectively. The difference between federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California tax purposes and the fifty percent limitation on California tax loss carryforwards. The federal and California tax loss carryforwards will begin to expire in 2011 and 2003, respectively, unless previously utilized. The Company also had federal and California research tax credit carryforwards of approximately $657,000 and $424,000, respectively, which will begin to expire in 2010 unless previously utilized. The Company also had California manufactured investment tax credit carryforwards of approximately $350,000, which will begin to expire in 2005 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss and credit carryforwards may be substantially limited because of cumulative changes in the Company's ownership of more than 50%. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Significant components of the Company's net deferred tax assets as of December 31, 1998 and 1997 are shown below. Valuation allowances of $9,148,000 and $1,550,000 at December 31, 1998 and 1997, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

                                                                                      DECEMBER 31,
                                                                                1998               1997
                                                                         --------------------------------------
    Deferred tax assets:
      Net operating loss carryforwards                                     $    7,048,000    $      965,000
      Tax credit carryforwards                                                  1,184,000           704,000
      Capitalized research and development                                        915,000                 -
      Other                                                                       346,000           178,000
                                                                         --------------------------------------
      Total deferred tax assets                                                 9,493,000         1,847,000
    Deferred tax liability:
      Depreciation                                                               (345,000)         (297,000)
                                                                         --------------------------------------
    Net deferred tax assets                                                     9,148,000         1,550,000
    Valuation allowance for net deferred tax assets                            (9,148,000)       (1,550,000)
                                                                         --------------------------------------
    Net deferred taxes                                                     $            -    $            -
                                                                         --------------------------------------
                                                                         --------------------------------------


8.  INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                         YEARS ENDED DECEMBER 31,
                                                                1998               1997               1996
                                                          ---------------- ------------------- ------------------
       Numerator:
         Net income (loss)                                 $ (18,653,118)    $     267,334       $  (2,933,480)

                                                          ---------------- ------------------- ------------------
         Numerator for basic and diluted income (loss)
           per share - income available to common
           stockholders                                   $  (18,653,118)    $     267,334       $  (2,933,480)
                                                          ---------------- ------------------- ------------------
                                                          ---------------- ------------------- ------------------
       Denominator:

         Weighted average common shares                       16,312,194         8,970,183             759,741
                                                          ---------------- ------------------- ------------------
         Denominator for basic income (loss) per share
           - weighted average common shares                   16,312,194         8,970,183             759,741

         Effect of dilutive securities:
           Convertible preferred stock                                 -         4,591,231                   -
           Nonvested common stock                                      -         1,452,820                   -
           Warrants                                                    -            20,970                   -
           Common stock options                                        -           387,551                   -
                                                          ---------------- ------------------- ------------------
         Dilutive potential common shares                              -         6,452,572                   -
                                                          ---------------- ------------------- ------------------
         Denominator for diluted income (loss) per
           share - adjusted weighted average common
           shares and assumed conversions                     16,312,194        15,422,755             759,741
                                                          ---------------- ------------------- ------------------
                                                          ---------------- ------------------- ------------------
       Basic income (loss) per share                       $      (1.14)     $        0.03       $       (3.86)
                                                          ---------------- ------------------- ------------------
                                                          ---------------- ------------------- ------------------
       Diluted income (loss) per share                     $      (1.14)     $        0.02       $       (3.86)
                                                          ---------------- ------------------- ------------------
                                                          ---------------- ------------------- ------------------

For additional disclosures regarding convertible preferred stock, nonvested common stock, warrants and common stock options, see Note 6.

Basic income (loss) per share excludes the weighted average effects of the Company's nonvested common stock totaling 693,861, 1,452,820 and 1,254,917 shares for the years ended December 31, 1998, 1997 and 1996, respectively. Nonvested common stock is not included in basic income (loss) per share until the time-based vesting restrictions have lapsed.

Options to purchase 2,744,490 shares of common stock and 349,428 shares of nonvested common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

In computing income (loss) per share for periods prior to the Company's IPO in June 1997, the Company excluded the impact of convertible preferred stock to conform to current interpretations by the Securities and Exchange Commission. For comparative purposes, income (loss) per share under the if-converted method would have been $0.02 in 1997 (basic) with 13,561,414 weighted average shares and $(0.35) in 1996 (basic and diluted) with 8,346,650 weighted average shares.

9.  401(K) RETIREMENT SAVINGS PLAN

In 1996, the Company adopted a 401(k) Retirement Savings Plan covering substantially all employees who have completed certain service requirements. Participants may contribute a portion of their compensation to the Plan through payroll deductions. The Company paid Plan expenses totaling $6,000 and $3,000 in 1998 and 1997, respectively. Company matching contributions, if any, are determined by the Company at its sole discretion. Company contributions under the Plan totaled $120,000 in 1998. No Company contributions were made in 1997.

10.  COLLABORATIVE AGREEMENTS

The Company has entered into the following collaborative agreements:

ULTRA-HIGH THROUGHPUT SCREENING SYSTEM AND SCREEN DEVELOPMENT AGREEMENTS

The Company entered into collaborative agreements (the "Agreements") with Bristol-Myers Squibb Company and Eli Lilly and Company, Inc. in 1996 and Warner-Lambert Company and Merck & Co., Inc. in 1997 (collectively, the "Collaborators") regarding the development and installation of the Company's UHTSS Platform at each of the Collaborators. Under the terms of each of the Agreements, the Company is required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, the Collaborators are obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery or installation payments and ongoing research and co-development funding. The Company is obligated to provide service and support for each installed UHTSS Platform for a limited period of time.

The Company and the Collaborators will also co-develop high thoughput screening assays for use by the Collaborators. In addition to certain payments to be made by the Collaborators for the use of these assays and assay technologies, the Collaborators will also make certain milestone and royalty payments to the Company if the Collaborators develop and commercialize certain compounds identified using a screen developed by the Company.

The Collaborators may terminate the Agreements at any time without cause upon written notice, provided that certain withdrawal payments are made. Certain of the Agreements provide for penalties, defined at $2,777 per day up to $1 million per agreement, payable by the Company if it fails to deliver the completed UHTSS Platform by a specified time, as well as bonuses to the Company (up to $500,000 per certain agreements) in the event of early delivery of the systems. As of December 31, 1998, the Company expects to meet the specified delivery dates, and accordingly, has not accrued for any penalties.

In August 1998, the Company entered into an agreement with the Parke-Davis Research Division of Warner-Lambert Company to develop an automated master compound storage ("AMCS-TM-") system for long-term housing of chemical and biological compounds. The agreement provides for Warner-Lambert to make payments in excess of $9 million to the Company over a 15-month period.

SCREENING SERVICES AGREEMENTS

In February 1997, the Company and Allelix Biopharmaceuticals, Inc. ("Allelix") entered into a collaborative agreement (the "Allelix Agreement") regarding the development of screening assays and the provision of screening services. In 1998, the Company entered into a collaboration with Cytovia, Inc., to provide screening services and access to Aurora's compound library. Since the beginning of 1999, Aurora has entered into agreements to develop screening assays and/or provide screening services with Pharmacia & Upjohn, Inc. and F.Hoffman-LaRoche Ltd. The Company also entered into an agreement with Warner-Lambert to provide functional genomics services using the Company's GenomeScreen-TM- technology. The Company intends to continue to enter into such agreements to provide services. Such agreements vary in length and size, however, under these agreements, the Company is required to develop screening assays and to perform screening services. The customer is obligated to make certain payments to the Company in the form of upfront fees, development payments and fees for screening services. Generally, the customer is also required to make certain milestones and royalty payments to Aurora in the event of development and commercialization of a compound identified using a screen developed by Aurora.

STRATEGIC TECHNOLOGY ALLIANCES

In 1996, the Company entered into strategic technology alliances with Packard Instrument Company ("Packard") and Carl Creative Systems to design, develop and implement certain instrumentation components. The alliances required the Company to make certain payments for development work performed by these companies (Note 5). In addition, Packard purchased $1 million of the Company's Series B preferred stock in May 1996 in connection with the collaboration. The preferred stock was automatically converted into common stock as a result of the Company's initial public offering of common stock in June 1997. In October 1998, the collaboration and license agreement with Packard was concluded by mutual consent of the two companies. Aurora assumed responsibility for development and production of the instrumentation required for its UHTSS platform. The work conducted under the Company's agreement with Carl Creative Systems is substantially completed.

In 1996, the Company entered into a technology alliance with Universal Technologies, Inc. ("UTI") relating principally to automated storage and retrieval systems which are significant components of the Company's UHTSS platform and the AMCS project. This alliance requires the Company to make certain payments to UTI for development work and the production of system components.

11.  RELATED PARTY TRANSACTIONS

During 1996, one of the Company's founding stockholders and affiliated venture funds loaned the Company $449,997. The note was converted into shares of Series A Preferred Stock in March 1996, which were subsequently converted into common stock as a result of the IPO in June 1997. The general partner of the venture funds which made these loans was the Company's Chairman of the Board and Acting Chief Executive Officer at the time of these transactions. This individual and stockholder continues to serve on the Company's Board of Directors.