Form 10-Q
period 1999-03-31
AURORA BIOSCIENCES CORP
filed 1999-05-17
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                             --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number: 0-22669
                        -------


                         AURORA BIOSCIENCES CORPORATION
                         ------------------------------
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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       Outstanding at
         Class                         April 30, 1999
         -----                         --------------
Common Stock, $.001 par value             17,135,453


                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX



                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

         Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998....................................3

         Statements of Operations (Unaudited) - Three months ended March 31, 1999 and 1998....................4

         Statements of Cash Flows (Unaudited) - Three months ended March 31, 1999 and 1998....................5

         Notes to Financial Statements (Unaudited)............................................................6

         ITEM 2.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................................8

PART II.  OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................12

SIGNATURE.....................................................................................................13


                          ART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS


                                                                                 March 31,       December 31,
                                                                                   1999              1998
                                                                              ------------       ------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $  7,703,933       $  9,477,916
    Investment securities, available-for-sale                                   15,815,165         18,547,991
    Accounts receivable                                                          5,006,121          3,750,291
    Notes receivable from officers and employees                                   250,000            210,000
    Prepaid expenses                                                             1,070,066            475,927
    Other current assets                                                         1,320,713          1,104,249
                                                                              ------------       ------------
        Total current assets                                                    31,165,998         33,566,374
Equipment, furniture and leaseholds, net                                        10,981,169         10,863,357
Notes receivable from officers and employees                                       170,000            210,000
Restricted cash                                                                  1,111,784          1,096,034
Other assets                                                                     5,227,738          5,218,951
                                                                              ------------       ------------
        Total assets                                                          $ 48,656,689       $ 50,954,716
                                                                              ------------       ------------
                                                                              ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  3,491,615       $  3,216,696
    Accrued compensation                                                           654,536            550,770
    Other current liabilities                                                      519,052            391,694
    Unearned revenue                                                             4,170,000          2,440,833
    Capital lease obligations, current portion                                   2,117,092          2,024,786
                                                                              ------------       ------------
        Total current liabilities                                               10,952,295          8,624,779

Capital lease obligations, less current portion                                  4,212,225          4,787,667

Stockholders' equity:
    Preferred stock, $.001 par value; 7,500,000 shares authorized and no
      shares issued and outstanding                                                   --                 --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      17,042,549 and 17,024,919 shares issued and outstanding at March
      31, 1999 and December 31, 1998, respectively                                  17,043             17,025
    Additional paid-in capital                                                  61,770,844         61,496,842
    Unrealized gain from investments                                                36,377               --
    Deferred compensation                                                       (2,177,351)        (2,240,606)
    Accumulated deficit                                                        (26,154,744)       (21,730,991)
                                                                              ------------       ------------
        Total stockholders' equity                                              33,492,169         37,542,270
                                                                              ------------       ------------
        Total liabilities and stockholders' equity                            $ 48,656,689       $ 50,954,716
                                                                              ------------       ------------
                                                                              ------------       ------------


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                        1999               1998
                                                                    ------------       ------------

Revenue                                                             $  6,519,064       $  3,647,721

Operating expenses:
    Cost of revenue                                                    5,926,668          3,953,713
    Research and development                                           2,850,945          2,741,519
    Selling, general and administrative                                2,374,191          1,197,817
                                                                    ------------       ------------
        Total operating expenses                                      11,151,804          7,893,049
                                                                    ------------       ------------

Loss from operations                                                  (4,632,740)        (4,245,328)

Interest income                                                          383,566            741,358
Interest expense                                                        (174,579)          (150,776)
                                                                    ------------       ------------
Net loss                                                            $ (4,423,753)      $ (3,654,746)
                                                                    ------------       ------------
                                                                    ------------       ------------

Basic and diluted net loss per share                                $      (0.26)      $      (0.23)
                                                                    ------------       ------------
                                                                    ------------       ------------

Shares used in computing basic and diluted  net loss per share        16,736,646         16,016,063
                                                                    ------------       ------------
                                                                    ------------       ------------



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended March 31,
                                                                         1999               1998
                                                                     ------------       ------------
OPERATING ACTIVITIES:
Net loss                                                             $ (4,423,753)      $ (3,654,746)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                         711,087            455,477
    Amortization of deferred compensation                                 307,952            244,408
    Changes in operating assets and liabilities:
        Accounts receivable                                            (1,255,830)         2,018,483
        Prepaid expenses and other current assets                        (810,603)          (913,664)
        Other assets                                                       (8,787)           (59,774)
        Accounts payable and accrued compensation                         378,685            886,917
        Other current liabilities                                         127,358            (78,222)
        Unearned revenue                                                1,729,167             72,500
        Other noncurrent liabilities                                         --                1,182
                                                                     ------------       ------------
Net cash used in operating activities                                  (3,244,724)        (1,027,439)

INVESTING ACTIVITIES:
    Purchases of short-term investments                                      --           (9,385,379)
    Sales and maturities of  short-term investments                     2,769,203          7,250,000
    Purchases of property and equipment                                  (828,899)          (535,117)
    Restricted cash                                                       (15,750)           (18,750)
    Other assets                                                             --              130,057
                                                                     ------------       ------------
Net cash provided by (used in) investing activities                     1,924,554         (2,559,189)

FINANCING ACTIVITIES:
    Issuance of common stock, net                                          29,323              2,424
    Principal payments on capital lease obligations                      (483,136)          (325,910)
                                                                     ------------       ------------
Net cash used in financing activities                                    (453,813)          (323,486)
                                                                     ------------       ------------

Net decrease in cash and cash equivalents                              (1,773,983)        (3,910,114)

Cash and cash equivalents at beginning of period                        9,477,916         23,168,690
                                                                     ------------       ------------

Cash and cash equivalents at end of period                           $  7,703,933       $ 19,258,576
                                                                     ------------       ------------
                                                                     ------------       ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                        $    174,579       $    150,776
                                                                     ------------       ------------
                                                                     ------------       ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                 $       --         $  1,377,772
                                                                     ------------       ------------
                                                                     ------------       ------------



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission ("SEC").

2.       NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share:


                                                                    Three Months Ended March 31,
                                                                      1999               1998
                                                                   ------------       ------------
Numerator:

  Net loss                                                         $ (4,423,753)      $ (3,654,746)
                                                                   ------------       ------------

  Numerator for basic and diluted loss per share - income
    available to common stockholders                               $ (4,423,753)      $ (3,654,746)
                                                                   ------------       ------------
                                                                   ------------       ------------

Denominator:

  Weighted average common shares                                     16,736,646         16,016,063
                                                                   ------------       ------------

  Denominator for basic and diluted loss per share - adjusted
    weighted average common shares                                   16,736,646         16,016,063
                                                                   ------------       ------------
                                                                   ------------       ------------

Basic and diluted loss per share                                   $      (0.26)      $      (0.23)
                                                                   ------------       ------------
                                                                   ------------       ------------


3.       COMPREHENSIVE LOSS

         Total comprehensive loss was $4,387,376 and $3,654,746 for the three months ended March 31, 1999 and 1998, respectively. Total comprehensive loss for March 31, 1999 includes $36,377 unrealized gain from investments.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


4.       COLLABORATIVE AGREEMENTS

         In February 1999, the Company entered into an agreement with Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") to provide assay development and screening services. Also in February 1999, the Company entered into an agreement with F.Hoffmann-LaRoche Ltd. ("F.Hoffmann-LaRoche") to provide screen development and technology transfer support. In addition to payments for services performed, the agreements allow for research and development milestones, as well as royalties, on compounds identified through screens generated under the collaborations.

         In March 1999, the Company entered into a license agreement with Clontech Laboratories, Inc. ("Clontech"), whereby Clontech will be Aurora's sole worldwide licensee to supply certain mutant green fluorescent protein ("GFP") technology for non-commercial research. The agreement provides for Clontech to pay for access to the technology as well as royalties on any GFP tools sold.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED IN THIS ITEM 2 AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") designs, develops and sells proprietary drug discovery systems, services and technologies to accelerate and enhance the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. Operating activities in 1996 and 1997 focused on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies its highly automated ultra-high throughput screening system (the "UHTSS(TM)" Platform) applicable to Aurora's miniaturized NanoWellTM Assay Plate format. Through 1998 and the first quarter of 1999, while continuing development and manufacture of other UHTSS components, the Company delivered Module 1 of its UHTSS Platform to three of its syndicate customers, began development of its automated master compound storage ("AMCSTM") system, continued to manufacture and deliver certain subsystems to customers, performed screening services for collaborators, including screen development and screening, and initiated its functional genomics GenomeScreenTM program.

The Company had an accumulated deficit of $26.2 million as of March 31, 1999. The Company's objective is to focus on increasing revenue in 1999, while controlling the growth of expenses. The Company's ability to achieve profitability will depend in part on its ability to successfully complete development, manufacture and delivery of the UHTSS Platform and other systems that meet contractual specifications, continue to provide screen development and screening services to pharmaceutical and biotechnology customers and achieve the required further growth of sales of its systems, services and technologies.

The Company currently generates revenue by developing screens, providing screening services, providing functional genomics services, developing and providing the UHTSS Platform and other systems and instruments and licensing its proprietary technologies. In the future, the Company may realize royalty and milestone payments from the development and commercialization of drug candidates identified by its collaborators using Aurora's technologies. The Company believes that its ability to achieve profitability is not dependent on receipt of any such milestone payments or royalties, which are not expected for several years, if at all.

The Company may encounter significant fluctuations in its quarterly financial performance depending on factors such as timing of revenue recognized from existing and future contracts and collaborations, timing of expenditures to develop its products or delivery of technologies and systems and the completion of contracted service commitments to Aurora's collaborators. The Company will also continue to invest in new technologies to expand its core drug discovery capabilities. Accordingly, the Company's results of operations for any period may not be comparable to, or predictive of, the results of operations for any other period.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1999


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Total revenue increased 79% from the three months ended March 31, 1998 to the three months ended March 31, 1999. The increase in revenue resulted from new agreements entered into since March 31, 1998. These new agreements include a licensing agreement with Clontech, an agreement with Warner-Lambert Company ("Warner-Lambert") to develop an AMCS system, a screening services agreement with Cytovia, Inc. and a screen development and screening services agreement with Pharmacia & Upjohn, Inc. (collectively, the "New Agreements"). Also contributing to the increase in revenue were screen development milestone payments from Merck & Co. ("Merck") and Warner-Lambert in the first quarter of 1999.

Total operating expenses increased 41% from the three months ended March 31, 1998 to the three months ended March 31, 1999. The increase in operating expenses resulted primarily from the growth of the Company, reflected by the increase to 167 employees at March 31, 1999 from 116 at March 31, 1998. Cost of revenue increased 50% related to the development of the UHTSS Platform, the AMCS system and screening subsystems for the Company's collaborators, as well as screen development and screening services performed under the New Agreements. Research and development expenses increased 4% with the expansion of the Company's human cell functional genomics program. Selling, general and administrative expenses increased 98%, attributable to the growth of the business development and strategic operations functions and headcount increases in other administrative areas to support the overall growth of the Company. The Company anticipates that selling, general and administrative expenses may continue to increase as it expands its sales and marketing program.

Net interest income decreased 65% from the three months ended March 31, 1998 to the three months ended March 31, 1999, due to decreased cash and investment balances and an increase in interest expense incurred on capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, Aurora held cash, cash equivalents and investment securities available-for-sale of $23.5 million and working capital of $20.2 million. The Company has funded its operations since inception primarily through the issuance of equity securities with aggregate net proceeds of $57.1 million, receipts from corporate collaborations and strategic technology alliances of $49.3 million, capital equipment lease financing of $9.1 million and interest income of $5.2 million.

The Company's facility lease agreements are secured by letters of credit, which are secured by certificates of deposit recorded as restricted cash. At March 31, 1999, such restricted cash totaled $1.1 million. The letters of credit will be reduced over the next two years on a predetermined schedule.

The Company has entered into certain technology and license agreements with commitments totaling approximately $8.3 million over the next five years.

The Company expects significant cash expenditures to continue through 1999 and into 2000 as it continues its development of screening technology and seeks access to new technologies to expand its technology platform through investments, licensing agreements, research and development alliances or acquisitions.

The Company's strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide the Company with funding for development, technology and

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1999

personnel resources and payments for system validation. The Company's UHTSS Platform co-development syndicate currently includes Bristol-Myers Squibb Pharmaceutical Research Institute, Eli Lilly and Company, Warner-Lambert and Merck. The Company has also entered into an agreement with Warner-Lambert to develop an AMCS system. In addition, the Company has entered into collaborations with Cytovia, Pharmacia & Upjohn and F.Hoffmann-LaRoche to provide screen development and/or screening services and with Warner-Lambert and Becton Dickinson and Company for functional genomics programs. Other collaborations include a combinatorial chemistry agreement with SIDDCO, Inc. to synthesize large libraries of chemical compounds for Aurora.

The Company's ability to achieve profitability will be dependent upon its ability to sell new products and services, and to increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. Although the Company is actively seeking to enter into additional collaborations, there can be no assurance that the Company will be able to negotiate additional collaborative agreements on acceptable terms, if at all, that the Company's revenue goals will be met, or that the Company will be able to achieve or sustain profitability. Some of the Company's current collaborative agreements provide that they may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of the Company's collaborators would be required to pay certain penalties in the event they terminate their agreements without cause, there can be no assurance that any one or more of the Company's collaborators will not elect to terminate their agreements with the Company. In addition, collaborators may terminate their agreements for cause if the Company cannot deliver the technology in accordance with such agreements. There can be no assurance that the Company will derive any additional revenue from such agreements or that such current or future collaborative agreements will be successful and provide the Company with expected benefits. Termination of the Company's existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, or to generate sufficient revenues from the Company's services and technologies, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1999


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

The Company does not expect expenditures related to new or upgraded software and hardware required for Year 2000 compliance to be significant. In addition, the Company does not expect to utilize significant external resources to assess, test, modify or replace existing software and hardware for Year 2000 issues. Accordingly, the total Year 2000 issue cost to the Company is expected to be less than $100,000. Year 2000 issue costs incurred through March 31, 1999 totaled approximately $20,000.

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

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1999



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.44* Collaborative Research and License Agreement effective as of February 5, 1999 between the Registrant and The Pharmacia & Upjohn Company.

         10.45* Collaborative Research and License Agreement effective as of February 16, 1999 between the Registrant, F.Hoffmann-LaRoche Ltd. and Hoffmann-LaRoche, Inc.

         10.46 Loan and Security Agreement dated February 26, 1999 between the Registrant and General Electric Capital Business Asset Funding Corporation.

         10.47* License Agreement effective as of March 10, 1999 between the Registrant and Clontech Laboratories, Inc.

         27.1 Financial Data Schedule related to the Financial Statements for the period ended March 31, 1999.

----------

         * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 1999



                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                     Aurora Biosciences Corporation




Date: May 14, 1999                   By:  /s/ John Pashkowsky
                                        ---------------------
                                     John Pashkowsky
                                     Senior Director, Finance and Treasurer
                                     (on behalf of the Registrant and as
                                     Registrant's Principal Financial and
                                     Accounting Officer)