Form 10-Q
period 1999-06-30
AURORA BIOSCIENCES CORP
filed 1999-08-03
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                        ---------


                         AURORA BIOSCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                              33-0669859
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

11010 Torreyana Road, San Diego, CA                             92121
- ----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip code)

                                 (858) 404-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                               Outstanding at
         Class                                                  July 26, 1999
         -----                                                 --------------
Common Stock, $.001 par value                                    17,153,747


                         AURORA BIOSCIENCES CORPORATION
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                      INDEX
                                      -----

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

         Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998....................................3

         Statements of Operations (Unaudited) - Six months ended June 30, 1999 and 1998......................4

         Statements of Cash Flows (Unaudited) - Six months ended June 30, 1999 and 1998......................5

         Notes to Financial Statements (Unaudited)...........................................................6

         ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................................7

PART II.  OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote of Security Holders.......................................11

         ITEM 5.  Other Information.........................................................................11

         ITEM 6.  Exhibits and Reports on Form 8-K..........................................................12

SIGNATURE...................................................................................................13

                                       2

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                                     June 30,             December 31,
                                                                                       1999                   1998
                                                                                   ------------           ------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 11,364,769           $  9,477,916
    Investment securities, available-for-sale                                        14,814,978             18,547,991
    Accounts receivable                                                               7,693,460              3,750,291
    Notes receivable from officers and employees                                             --                210,000
    Prepaid expenses                                                                  1,220,753                475,927
    Other current assets                                                              2,073,373              1,104,249
                                                                                   ------------           ------------
        Total current assets                                                         37,167,333             33,566,374
Equipment, furniture and leaseholds, net                                             11,512,103             10,863,357
Notes receivable from officers and employees                                            170,000                210,000
Restricted cash                                                                         748,063              1,096,034
Other assets                                                                          4,840,357              5,218,951
                                                                                   ------------           ------------
        Total assets                                                               $ 54,437,856           $ 50,954,716
                                                                                   ------------           ------------
                                                                                   ------------           ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $  5,639,959           $  3,216,696
    Accrued compensation                                                                754,652                550,770
    Other current liabilities                                                           639,610                391,694
    Unearned revenue                                                                  7,031,000              2,440,833
    Capital lease and loan obligations, current portion                               2,312,160              2,024,786
                                                                                   ------------           ------------
        Total current liabilities                                                    16,377,381              8,624,779

Capital lease and loan obligations, less current portion                              4,372,681              4,787,667

Stockholders' equity:
    Preferred stock, $.001 par value; 7,500,000 shares authorized and no
      shares issued and outstanding                                                          --                     --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      17,129,264 and 17,024,919 shares issued and outstanding at June 30,
      1999 and December 31, 1998, respectively                                           17,129                 17,025
    Additional paid-in capital                                                       61,632,816             61,496,842
    Unrealized loss from investments                                                    (11,803)                    --
    Deferred compensation                                                            (1,362,114)            (2,240,606)
    Accumulated deficit                                                             (26,588,234)           (21,730,991)
                                                                                   ------------           ------------
        Total stockholders' equity                                                   33,687,794             37,542,270
                                                                                   ------------           ------------
        Total liabilities and stockholders' equity                                 $ 54,437,856           $ 50,954,716
                                                                                   ------------           ------------
                                                                                   ------------           ------------

                            See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                      1999               1998               1999               1998
                                                  ------------       ------------       ------------       ------------
Revenue                                           $ 13,041,714       $  5,398,639       $ 19,560,778       $  9,046,360

Operating expenses:
    Cost of revenue                                  7,240,471          5,023,534         13,167,139          8,977,247
    Research and development                         3,213,468          6,210,560          6,064,413          8,952,079
    Selling, general and administrative              3,191,187          1,238,537          5,565,378          2,436,354
                                                  ------------       ------------       ------------       ------------
        Total operating expenses                    13,645,126         12,472,631         24,796,930         20,365,680
                                                  ------------       ------------       ------------       ------------
Loss from operations                                  (603,412)        (7,073,992)        (5,236,152)       (11,319,320)

Interest income                                        338,952            674,671            722,518          1,416,029
Interest expense                                      (169,030)          (162,649)          (343,609)          (313,425)
                                                  ------------       ------------       ------------       ------------
Net loss                                          $   (433,490)      $ (6,561,970)      $ (4,857,243)      $(10,216,716)
                                                  ------------       ------------       ------------       ------------
                                                  ------------       ------------       ------------       ------------
Basic and diluted loss per share                  $      (0.03)      $      (0.40)      $      (0.29)      $      (0.63)
                                                  ------------       ------------       ------------       ------------
                                                  ------------       ------------       ------------       ------------
Shares used in computing basic and diluted
    loss per share - weighted average common
    shares outstanding                              16,897,201         16,224,464         16,816,924         16,120,264
                                                  ------------       ------------       ------------       ------------
                                                  ------------       ------------       ------------       ------------

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                             1999                   1998
                                                                         ------------           ------------
OPERATING ACTIVITIES:
Net loss                                                                 $ (4,857,243)          $(10,216,716)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           1,579,669              1,012,313
    Amortization of deferred compensation                                     475,075                521,164
    Changes in operating assets and liabilities:
        Accounts receivable                                                (3,943,169)             1,355,250
        Prepaid expenses and other current assets                          (1,713,950)              (992,264)
        Other assets                                                         (605,311)               (19,223)
        Accounts payable and accrued compensation                           2,627,146              1,864,004
        Other current liabilities                                             247,916               (156,444)
        Unearned revenue                                                    4,590,167               (684,875)
        Other noncurrent liabilities                                               --                  1,182
                                                                         ------------           ------------
Net cash used in operating activities                                      (1,599,700)            (7,315,609)

INVESTING ACTIVITIES:
    Purchases of short-term investments                                    (2,065,645)           (18,359,494)
    Sales and maturities of  short-term investments                         5,786,855             13,250,000
    Purchases of property and equipment                                      (347,013)            (1,560,151)
    Notes receivable from officers and employees                              250,000                     --
    Restricted cash                                                           347,971                247,389
    Other assets                                                                   --               (925,144)
                                                                         ------------           ------------
Net cash provided by (used in) investing activities                         3,972,168             (7,347,400)

FINANCING ACTIVITIES:
    Issuance of common stock, net                                             539,495                734,664
    Principal payments on capital lease and loan obligations               (1,025,110)              (681,622)
                                                                         ------------           ------------
Net cash provided by (used in) financing activities                          (485,615)                53,042
                                                                         ------------           ------------
Net increase (decrease) in cash and cash equivalents                        1,886,853            (14,609,967)

Cash and cash equivalents at beginning of period                            9,477,916             23,168,690
                                                                         ------------           ------------
Cash and cash equivalents at end of period                               $ 11,364,769           $  8,558,723
                                                                         ------------           ------------
                                                                         ------------           ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                            $    343,609           $    313,425
                                                                         ------------           ------------
                                                                         ------------           ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
Property and equipment acquired under capital leases and loans           $    897,498           $  1,926,922
                                                                         ------------           ------------
                                                                         ------------           ------------

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

2.       COMPREHENSIVE LOSS

         Total comprehensive loss was $481,670 and $6,561,970 for the three months ended June 30, 1999 and 1998, respectively and $4,869,046 and $10,216,716 for the six months ended June 30, 1999 and 1998, respectively. Total comprehensive loss for the three and six months ended June 30, 1999 includes unrealized losses from investments totaling $48,180 and $11,803, respectively.

3.       COLLABORATIVE AGREEMENTS

         In June 1999, the Company entered into a five-year services, systems and technology access agreement for pharmaceutical discovery with Pfizer Inc. ("Pfizer"). In accordance with the agreement, the Company will manufacture and install its automated master compound storage system, ultra-high throughput screening and multiple ion channel lead discovery platforms and development stations at Pfizer's research facilities worldwide. The Company will also provide a team of Aurora scientists to pursue new biologies based on targets selected by Pfizer for drug discovery, compound profiling and genomics. The agreement also provides Pfizer with access to Aurora's drug discovery technologies and certain broad, non-exclusive licenses. The contracted payments to Aurora amount to approximately $50 million during the five-year agreement.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED IN THIS ITEM 2 AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") combines innovative biotechnology with its novel, high technology automation and software to provide solutions to the challenges in drug discovery for the pharmaceutical and biotechnology industries. Operating activities in 1996 and 1997 focused on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies for drug discovery and its highly automated ultra-high throughput screening system (the "UHTSS-TM-" Platform) applicable to Aurora's miniaturized NanoWell-TM- Assay Plate format. Through 1998 and the first half of 1999, while continuing development and manufacture of other UHTSS components, the Company delivered Module 1, the automated storage and retrieval system of its UHTSS Platform, to four of its syndicate customers, began development of its automated master compound storage ("AMCS-TM-") system, continued to manufacture and deliver certain subsystems to customers, performed screen development and screening services for customers, and initiated its functional genomics GenomeScreen-TM- program.

The Company had an accumulated deficit of $26.6 million as of June 30, 1999. The Company's objective is to focus on increasing revenue in 1999, while controlling the growth of expenses, and positioning the Company for profitability in 2000. The Company's ability to achieve profitability will depend in part on its ability to successfully complete development, manufacture and delivery of the UHTSS Platform and other systems that meet contractual specifications, continue to provide screen development and screening services to pharmaceutical and biotechnology customers and achieve the required further growth of sales of its systems, services and technologies.

The Company currently generates revenue by developing screens for discovering new medicines, providing screening services, providing functional genomics services, developing and providing the UHTSS Platform and other systems and instruments, as well as licensing its proprietary assay technologies. In the future, the Company may realize royalty and milestone payments from the development and commercialization of drug candidates identified by its customers using Aurora's technologies. The Company believes that its ability to achieve profitability is not dependent on receipt of any such milestone payments or royalties, which are not expected for several years, if at all.

The Company may encounter significant fluctuations in its quarterly financial performance depending on factors such as the development and delivery of technologies and systems, the completion of contracted service commitments to Aurora's collaborators, the timing of expenditures to develop its products and the timing of revenue recognized from future contracts. Accordingly, the Company's results of operations for any period may not be comparable to, or predictive of, the results of operations for any future period. Aurora will also continue to evaluate various strategic opportunities that expand or enhance its range of services and products. These strategic opportunities could take the form of joint ventures, acquisitions,

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

business combinations, collaborations or licensing agreements. Transactions of this nature have the potential for enhancing longer-term equity value, but could also result in earnings fluctuations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenue increased 142% from the three months ended June 30, 1998 to the three months ended June 30, 1999 (the "three-month period") and increased 116% from the six months ended June 30, 1998 to the six months ended June 30, 1999 (the "six-month period"). The increases in revenue resulted primarily from new agreements entered into since June 30, 1998. These new agreements include a services, systems and technology access agreement with Pfizer Inc. ("Pfizer"), an agreement with Warner-Lambert Company ("Warner-Lambert") to develop an AMCS system, a licensing agreement with Clontech Laboratories, Inc., and screen development and/or screening services agreements with Pharmacia & Upjohn, Inc., Cytovia, Inc. and F.Hoffmann-LaRoche Ltd. (collectively, the "New Agreements"). Also contributing to the increases in revenue were acceptance by a customer of six of eight subsystems of Module 2 of the UHTSS Platform, acceptance by Merck & Co. ("Merck") of Module 1 of the UHTSS Platform and screen development milestone payments from Merck and Warner-Lambert in the first half of 1999.

Total operating expenses increased 9% for the three-month period and 22% for the six-month period. The increases in operating expenses resulted primarily from the growth of the Company, reflected by the increase from 130 employees at June 30, 1998 to 169 at June 30, 1999. Cost of revenue increased 44% and 47% for the three-month and six-month periods, respectively, related to the development of the UHTSS Platform, the AMCS system and screening subsystems for the Company's customers, as well as screen development and screening services performed under the New Agreements. Research and development expenses decreased 48% and 32% for the three-month and six-month periods, respectively, with a shift of resources and expenditures to revenue-generating projects as reflected by the New Agreements. Selling, general and administrative expenses increased 158% and 128% for the three-month and six-month periods, respectively, due to the growth of the sales, marketing and business development functions and headcount increases in other administrative areas to support the overall growth of the Company. Such increases during the second quarter included the appointment of Stuart J.M. Collinson, Ph.D., as president. The Company anticipates that selling, general and administrative expenses may continue to increase over prior-year periods as it expands its sales and marketing program.

Net interest income decreased due to decreased cash and investment balances and an increase in interest expense incurred on capital lease and loan obligations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, Aurora held cash, cash equivalents and investment securities available-for-sale of $26.2 million and working capital of $20.8 million. The Company has funded its operations since inception primarily through the issuance of equity securities with aggregate net proceeds of $57.6 million, receipts from corporate collaborations and strategic technology alliances of $62.5 million, capital equipment lease and loan financing of $10.0 million and interest income of $5.5 million.

The Company's facility lease agreements are secured by letters of credit, which are secured by certificates of deposit recorded as restricted cash. At June 30, 1999, such restricted cash totaled $0.7 million. The letters of credit will be reduced over the next two years on a predetermined schedule.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

The Company has entered into certain technology and license agreements with commitments totaling approximately $7.2 million payable over the next five years.

The Company's strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide the Company with funding for development, technology and personnel resources and payments for system validation at collaborator sites. The Company's UHTSS Platform co-development syndicate currently includes Bristol-Myers Squibb Pharmaceutical Research Institute ("BMS"), Eli Lilly and Company, Warner-Lambert, Merck and Pfizer. The Company has also entered into agreements with Warner-Lambert and Pfizer to develop an AMCS system for long-term company-wide sample inventory storage. In addition, the Company has entered into collaborations with Cytovia, Inc., Pharmacia & Upjohn, Inc. and F.Hoffmann-LaRoche Ltd. to provide screen development and/or screening services and with Warner-Lambert and Becton Dickinson and Company for functional genomics programs. Other collaborations include a combinatorial chemistry agreement with SIDDCO, Inc. to synthesize large libraries of chemical compounds for Aurora.

The Company's ability to achieve profitability will be dependent upon its ability to deliver and obtain acceptance of equipment by collaborators, perform contracted screening services, sell or license new products and services, and to increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. Although the Company is actively seeking to enter into additional collaborations, there can be no assurance that the Company will be able to negotiate additional collaborative agreements on acceptable terms, if at all, that the Company's revenue goals will be met, or that the Company will be able to achieve or sustain profitability. Some of the Company's current collaborative agreements provide that they may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of the Company's collaborators would be required to pay certain penalties in the event they terminate their agreements without cause, there can be no assurance that any one or more of the Company's collaborators will not elect to terminate their agreements with the Company. In addition, collaborators may terminate their agreements for cause if the Company cannot deliver the technology in accordance with such agreements. There can be no assurance that the Company will derive any additional revenue from such agreements or that such current or future collaborative agreements will be successful and provide the Company with expected benefits. Termination of the Company's existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, or to generate sufficient revenues from the Company's services and technologies, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may be required to raise additional capital over the next several years in order to conduct or expand its operations or acquire new technology. Such additional capital may be raised through additional public or private equity financings, borrowings and other available sources. No assurance can be given that the Company's business or operations will not change in a manner that would consume available resources more rapidly than anticipated, or that substantial additional funding will not be required before the Company can achieve or sustain profitable operations. There can be no assurance that the Company will continue to generate sales from and receive payments under its existing collaborative agreements or that the Company's existing or potential revenue will be adequate to fund the Company's operations. If additional funding becomes necessary, there can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds by entering into arrangements with others

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

that may have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of computer systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). The Company has modified or replaced portions of its software and certain hardware so that its systems should function properly, based on third party representations, with respect to dates in the year 2000 and thereafter. Required modifications and conversions of existing software and certain hardware are essentially complete. The Company believes that the Year 2000 issue will not pose significant operational problems for its systems.

The Company has gathered information about its significant suppliers, financial institutions and others with whom the Company does business to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company continues to monitor the Year 2000 compliance status of such third parties, and no significant issues with third parties' systems have been identified to date. While the Company has no material systems that interface directly with those of third parties, there can be no assurance that any failure within systems of third parties will not have a material adverse impact on the operations of the Company.

The Company has not incurred significant costs for modifications and conversions of existing software and certain hardware and has not utilized significant external resources to assess, test, modify or replace existing software and hardware for Year 2000 issues. Accordingly, the total Year 2000 issue cost to the Company is expected to be less than $50,000, most of which has already been paid and expensed. The Company continues to evaluate the status of the Year 2000 issue and plans to develop appropriate contingency plans by November 1999.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 4, 1999. The following actions were taken at the Annual Meeting:

(a) The following Directors were elected for a one-year term expiring at the 2000 annual meeting:

      Name                                             Shares Voted For            Shares Withheld
      ----                                             ----------------            ---------------
      Timothy J. Rink, M.D., Sc.D.                          13,457,587                  449,013
      James C. Blair, Ph.D.                                 13,465,055                  441,545
      Kevin J. Kinsella                                     13,457,805                  448,795
      Hugh Y. Rienhoff, Jr., M.D.                           13,457,805                  447,645
      Lubert Stryer, M.D.                                   13,459,055                  447,545
      Roy A. Whitfield                                      13,460,255                  446,345
      Timothy J. Wollaeger                                  13,460,355                  446,245

      Subsequent to the Annual Meeting, Lubert Stryer, M.D. resigned as a Director but remains active with the Company as a member of the Scientific Advisory Board.

(b) A proposal to amend the Company's 1996 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares was approved.

      Shares Voted For                               8,315,867
      Shares Voted Against                           1,112,115
      Shares Abstain                                    81,157

(c) A proposal to amend the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 300,000 shares was approved.

      Shares Voted For                               9,214,299
      Shares Voted Against                             217,460
      Shares Abstain                                    77,380

 (d) The selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was ratified.

      Shares Voted For                              13,883,487
      Shares Voted Against                              16,505
      Shares Withheld                                    6,608

ITEM 5.  OTHER INFORMATION

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company no later than December 2, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.48* Collaborative Research and License Agreement effective as of June 15, 1999 between the Registrant and Pfizer Incorporated.
         27.1 Financial Data Schedule related to the Financial Statements for the period ended June 30, 1999.

- ----------------

         * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 1999

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              Aurora Biosciences Corporation



Date: August 2, 1999          By:  /s/ John Pashkowsky
                                 ---------------------
                              John Pashkowsky
                              Senior Director, Finance and Treasurer
                              (on behalf of the Registrant and as Registrant's
                              Principal Financial and Accounting Officer)