Form 10-Q
period 1999-09-30
AURORA BIOSCIENCES CORP
filed 1999-11-15
CIK 1010919

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999
                                                           ------------------
                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669
                       ----------


                    AURORA BIOSCIENCES CORPORATION
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Delaware                                   33-0669859
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

11010 Torreyana Road, San Diego, CA                    92121
-------------------------------------     ------------------------------------
(Address of principal executive offices)            (Zip code)


                               (858) 404-6600
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.         Yes X       No
                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
         Class                                         October 29, 1999
         -----                                         ----------------
Common Stock, $.001 par value                             17,294,232

                       AURORA BIOSCIENCES CORPORATION

                                 FORM 10-Q

                                   INDEX


                                                                                                 PAGE NO.

PART I.  FINANCIAL INFORMATION

      ITEM 1. Financial Statements

      Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998............................3

      Statements of Operations (Unaudited) - Nine months ended September 30, 1999 and 1998.............4

      Statements of Cash Flows (Unaudited) - Nine months ended September 30, 1999 and 1998.............5

      Notes to Financial Statements (Unaudited)........................................................6

      ITEM 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations............................................................................7

PART II.  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K.......................................................11

SIGNATURE.............................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                               September 30,               December 31,
                                                                                   1999                        1998
                                                                           ----------------------     -----------------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $    10,524,279            $     9,477,916
    Investment securities, available-for-sale                                      17,704,321                 18,547,991
    Accounts receivable                                                             6,834,409                  3,750,291
    Notes receivable from officers and employees                                           --                    210,000
    Prepaid expenses                                                                1,119,525                    475,927
    Other current assets                                                            2,642,689                  1,104,249
                                                                           ----------------------     -----------------------
        Total current assets                                                       38,825,223                 33,566,374
Equipment, furniture and leaseholds, net                                           11,440,114                 10,863,357
Notes receivable from officers and employees                                          185,000                    210,000
Restricted cash                                                                       740,467                  1,096,034
Other assets                                                                        5,355,108                  5,218,951
                                                                           ----------------------     -----------------------
        Total assets                                                          $    56,545,912             $   50,954,716
                                                                           ----------------------     -----------------------
                                                                           ----------------------     -----------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $     6,846,229             $    3,216,696
    Accrued compensation                                                              751,746                    550,770
    Other current liabilities                                                         621,628                    391,694
    Customer advances                                                                 875,000                         --
    Unearned revenue                                                                7,934,264                  2,440,833
    Capital lease and loan obligations, current portion                             2,511,944                  2,024,786
                                                                           ----------------------     -----------------------
        Total current liabilities                                                  19,540,811                  8,624,779

Capital lease and loan obligations, less current portion                            4,690,989                  4,787,667

Stockholders' equity:
    Preferred stock, $.001 par value; 7,500,000 shares authorized and no
      shares issued and outstanding                                                        --                         --
    Common stock, $.001 par value, 50,000,000 shares authorized,
      17,167,808 and 17,024,919 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively                           17,168                     17,025
    Additional paid-in capital                                                     61,567,421                 61,496,842
    Unrealized loss from investments                                                   (2,940)                        --
    Deferred compensation                                                          (1,011,068)                (2,240,606)
    Accumulated deficit                                                           (28,256,469)               (21,730,991)
                                                                           ----------------------     -----------------------
        Total stockholders' equity                                                 32,314,112                 37,542,270
                                                                           ----------------------     -----------------------
        Total liabilities and stockholders' equity                             $   56,545,912             $   50,954,716
                                                                           ----------------------     -----------------------
                                                                           ----------------------     -----------------------

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended                       Nine Months Ended
                                                          September 30,                            September 30,
                                                     1999               1998                  1999               1998
                                               ------------------ ------------------    -----------------  -----------------
Revenue                                        $     10,880,151   $     9,145,837       $ 30,440,929       $   18,192,197

Operating expenses:
    Cost of revenue                                   6,560,914         7,108,925         19,728,053           16,086,172
    Research and development                          3,234,796         4,053,497          9,299,210           13,005,576
    Selling, general and administrative               2,978,022         1,871,001          8,543,400            4,307,355
                                               ------------------ ------------------    -----------------  -----------------
        Total operating expenses                     12,773,732        13,033,423         37,570,663           33,399,103
                                               ------------------ ------------------    -----------------  -----------------
Loss from operations                                 (1,893,581)       (3,887,586)        (7,129,734)         (15,206,906)

Interest income                                         401,287           554,552          1,123,805            1,970,581
Interest expense                                       (175,940)         (168,018)          (519,549)            (481,443)
                                               ------------------ ------------------    -----------------  -----------------
Net loss                                       $     (1,668,234)  $    (3,501,052)      $ (6,525,478)      $  (13,717,768)
                                               ------------------ ------------------    -----------------  -----------------
                                               ------------------ ------------------    -----------------  -----------------

Basic and diluted loss per share               $          (0.10)  $         (0.21)      $      (0.39)      $        (0.85)
                                               ------------------ ------------------    -----------------  -----------------
                                               ------------------ ------------------    -----------------  -----------------

Shares used in computing basic and diluted
    loss per share - weighted average common
    shares outstanding                               17,010,179        16,417,747         16,881,342           16,219,425
                                               ------------------ ------------------    -----------------  -----------------
                                               ------------------ ------------------    -----------------  -----------------


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                           STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                                1999                   1998
                                                                         --------------------   --------------------
OPERATING ACTIVITIES:
Net loss                                                                  $     (6,525,478)       $   (13,717,768)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                2,391,760              1,669,409
    Amortization of deferred compensation                                          660,834                613,703
    Revenue earned through barter agreement                                       (300,000)                    --
    Changes in operating assets and liabilities:
        Accounts receivable                                                     (3,084,118)            (1,351,452)
        Prepaid expenses and other current assets                               (2,182,038)              (720,191)
        Other assets                                                            (1,120,061)            (1,392,902)
        Accounts payable and accrued compensation                                3,830,509              3,165,878
        Other current liabilities                                                  229,934               (227,778)
        Customer advances                                                          875,000                     --
        Unearned revenue                                                         5,493,431                599,332
        Other noncurrent liabilities                                                    --                  1,182
                                                                         --------------------   --------------------
Net cash provided by (used in) operating activities                                269,773            (11,360,587)

INVESTING ACTIVITIES:
    Purchases of short-term investments                                         (6,922,439)           (23,629,171)
    Sales and maturities of  short-term investments                              7,763,169             26,205,000
    Purchases of property and equipment                                           (269,375)            (3,310,599)
    Notes receivable from officers and employees                                   235,000                 30,000
    Restricted cash                                                                355,567                231,639
    Other assets                                                                        --             (2,467,868)
                                                                         --------------------   --------------------
Net cash provided by (used in) investing activities                              1,161,922             (2,940,999)

FINANCING ACTIVITIES:
    Issuance of common stock, net                                                  639,426                816,626
    Issuance of capital loan obligations                                           619,225                     --
    Principal payments on capital lease and loan obligations                    (1,643,983)            (1,023,319)
                                                                         --------------------   --------------------
Net cash used in financing activities                                             (385,332)              (206,693)
                                                                         --------------------   --------------------

Net increase (decrease) in cash and cash equivalents                             1,046,363            (14,508,279)

Cash and cash equivalents at beginning of period                                 9,477,916             23,168,690
                                                                         --------------------   --------------------

Cash and cash equivalents at end of period                                $     10,524,279        $     8,660,411
                                                                         --------------------   --------------------
                                                                         --------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                             $        519,549        $       481,443
                                                                         --------------------   --------------------
                                                                         --------------------   --------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
Property and equipment acquired under capital leases and loans            $      1,415,238        $     2,600,598
                                                                         --------------------   --------------------
                                                                         --------------------   --------------------
Property and equipment acquired through barter agreement                  $        300,000        $            --
                                                                         --------------------   --------------------
                                                                         --------------------   --------------------

                       See accompanying notes.

                    AURORA BIOSCIENCES CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999
                            (UNAUDITED)

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

2.       COMPREHENSIVE LOSS

         Total comprehensive loss was $1,659,371 and $3,501,052 for the three months ended September 30, 1999 and 1998, respectively, and $6,528,418 and $13,717,768 for the nine months ended September 30, 1999 and 1998, respectively. Total comprehensive loss for the three and nine months ended September 30, 1999 includes unrealized gains from investments totaling $8,863 and unrealized losses from investments totaling $2,940, respectively.

                      AURORA BIOSCIENCES CORPORATION
                             SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED IN THIS ITEM 2 AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 1999 AND JUNE 30, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Aurora Biosciences Corporation ("Aurora" or the "Company") combines innovative biotechnology with its novel, high technology automation and software to provide solutions to challenges in drug discovery for the pharmaceutical and biotechnology industries. Operating activities in 1996 and 1997 focused on the development of an integrated technology platform comprised of a portfolio of proprietary fluorescent assay technologies for drug discovery and its highly automated ultra-high throughput screening system (the "UHTSS(-TM-)" Platform) applicable to Aurora's miniaturized NanoWell-TM- Assay Plate format. Through 1998 and the first nine months of 1999, while continuing development and manufacture of other UHTSS components, the Company delivered Module 1, the automated storage and retrieval system of its UHTSS Platform, to four of its syndicate customers, began development of its automated master compound storage ("AMCS-TM-") system, continued to manufacture and deliver certain subsystems to customers, performed screen development and screening services for customers, and initiated its functional genomics GenomeScreen-TM- program.

The Company had an accumulated deficit of $28.3 million as of September 30, 1999. The Company's objective is to focus on increasing revenue, while controlling the growth of expenses, to position the Company for profitability in 2000. The Company's ability to achieve profitability will depend in part on its ability to successfully complete development, manufacture and delivery of the UHTSS Platform and other systems that meet contractual specifications, continue to provide screen development and screening services to existing and future pharmaceutical and biotechnology customers and achieve the required further growth of sales of its systems, services and technologies.

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

The Company may encounter significant fluctuations in its quarterly financial performance depending on factors such as the timing of the delivery of equipment and acceptance by Aurora's collaborators, the completion of contracted service commitments to Aurora's collaborators, the timing of expenditures to develop its products and the timing of revenue recognized from future contracts. Accordingly, the Company's results of operations for any historical period may not be predictive of the results of operations for any future period. Aurora will also continue to evaluate various strategic opportunities that expand or enhance its range of services and products. These strategic opportunities could take the form of joint ventures, acquisitions, business combinations, collaborations or licensing agreements. Transactions of this nature have the potential for enhancing longer-term equity value, but could also result in earnings fluctuations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenue increased 19% from the three months ended September 30, 1998 to the three months ended September 30, 1999 (the "three-month period") and increased 67% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 (the "nine-month period"). The increases in revenue resulted primarily from new agreements entered into since September 30, 1998. These new agreements include a services, systems and technology access agreement with Pfizer Inc. ("Pfizer"), licensing agreements with Clontech Laboratories, Inc., Genentech, Inc., Exelixis Pharmaceuticals, Inc. and AntiCancer, Inc., and screen development and/or screening services agreements with Pharmacia & Upjohn, Inc., Cytovia, Inc., F.Hoffmann-LaRoche Ltd., Becton Dickinson and Company and the Cystic Fibrosis Foundation (collectively, the "New Agreements"). Also contributing to the increases in revenue were acceptance by a customer of six of the eight subsystems of Module 2 of the UHTSS Platform, acceptance by Merck & Co. ("Merck") of Module 1 of the UHTSS Platform and screen development milestone payments from Merck and Warner-Lambert in the first nine months of 1999.

Total operating expenses decreased slightly for the three-month period and increased 12% for the nine-month period. The increase in operating expenses for the nine-month period resulted primarily from the growth of the Company, reflected by the increase from 144 employees at September 30, 1998 to 180 at September 30, 1999. Cost of revenue decreased 8% for the three-month period and increased 23% for the nine-month period, related to the development of the UHTSS Platform, the AMCS system and screening subsystems for the Company's customers, as well as screen development and screening services performed under the New Agreements. Research and development expenses decreased 20% and 29% for the three-month and nine-month periods, respectively, with a shift of resources and expenditures to revenue-generating projects as reflected by the New Agreements. Selling, general and administrative expenses increased 59% and 98% for the three-month and nine-month periods, respectively, due to the growth of the sales, marketing and business development functions and headcount increases in other administrative areas to support the overall growth of the Company. Such increases included the appointment of Stuart J.M. Collinson, Ph.D., as president in May 1999. In November 1999, Dr. Collinson was named Chief Executive Officer, replacing Timothy J. Rink, M.D., Sc.D., who remains Chairman of the Board. The Company anticipates that selling, general and administrative expenses may continue to increase over prior-year periods as it continues to expand its sales and marketing program.

Net interest income decreased due to decreased cash and investment balances and an increase in interest expense incurred on capital lease and loan obligations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, Aurora held cash, cash equivalents and investment securities available-for-sale of $28.2 million and working capital of $19.3 million. The Company has funded its operations since inception primarily through the issuance of equity securities with aggregate net proceeds of $57.7 million, receipts from corporate collaborations and strategic technology alliances of $75.7 million, capital equipment lease and loan financing of $11.1 million and interest income of $5.9 million.

The Company has received an advance payment of $0.9 million from a customer. The payment relates to potential future sales agreements, however no formal agreement with the customer has been signed. In

September 1999, the Company delivered a product it believes will be covered by the future sales agreements. The related revenue will be recorded upon completion of a formal contract with the customer, which the Company expects will occur in the fourth quarter of 1999.

The Company has entered into an agreement with a customer whereby Aurora will receive a series of milestone payments upon the achievement of certain specified performance criteria. The milestone achieved in the third quarter of 1999 entitles the Company to a $300,000 credit against the purchase of equipment from the customer.
The Company expects to complete the purchase in late 1999.

The Company's facility lease agreements are secured by letters of credit, which are secured by certificates of deposit recorded as restricted cash. At September 30, 1999, such restricted cash totaled $0.7 million. The letters of credit will be reduced over the next two years on a predetermined schedule.

The Company has entered into certain technology and license agreements with commitments totaling approximately $6.7 million payable over the next five years.

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

In the third quarter of 1999, the Company and BMS amended their syndicate agreement to extend the screen development portion of the collaboration for an additional two years and provide a team of Aurora scientists to develop assays for use by BMS in its screen development operations. As a result of the amendment, the Company will receive contracted payments from BMS over two years.

The Company has been notified by one of its ultra-high throughput screening system syndicate members that such syndicate member desires to amend its syndicate agreement with the Company to discontinue further work on the UHTSS Platform to be provided by the Company. The Company is in the process of discussing potential amendments to the agreement with such syndicate member. Based on the Company's current understanding of such syndicate member's intentions, the Company believes such amendment, should it be entered into, will provide for continuation of the screen development and license fees and is not expected to have a material adverse impact on the Company's business, financial condition or results of operations.

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

The Company has not incurred significant costs for modifications and conversions of existing software and certain hardware and has not utilized significant external resources to assess, test, modify or replace existing software and hardware for Year 2000 issues. Accordingly, the total Year 2000 issue cost to the Company is expected to be less than $50,000, substantially all of which has already been paid and expensed. The Company continues to evaluate the status of the Year 2000 issue and has developed contingency plans which primarily involve the use of back-up systems and procedures which do not rely on computers.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.49* Collaborative Research and License Agreement (Second Amendment) effective as of July 29, 1999 between the Registrant and Bristol-Myers Squibb Pharmaceuticals Research Institute.

         10.50 Agreement dated November 2, 1999 between the Registrant and Timothy J. Rink, M.D., Sc.D.

         27.1 Financial Data Schedule related to the Financial Statements for the period ended September 30, 1999.
-------------

         * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                              SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                Aurora Biosciences Corporation


Date: November 15, 1999         By:  /s/ John Pashkowsky
                                   ---------------------
                                John Pashkowsky
                                Senior Director, Finance and Treasurer
                                (on behalf of the Registrant and as Registrant's
                                Principal Financial and Accounting Officer)