Form 10-K405
period 1999-12-31
AURORA BIOSCIENCES CORP
filed 2000-03-10
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number:  0-22669

                         AURORA BIOSCIENCES CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          33-0669859
----------------------------------           -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

11010 Torreyana Road, San Diego, CA                           92121
---------------------------------------     ------------------------------------
(Address of principal executive offices)                    (Zip code)

                                 (858) 404-6600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock held by non-affiliates, based on the last sale price as reported on the Nasdaq National Market on February 29, 2000, was approximately $1.98 billion*.

The number of shares of registrant's Common Stock outstanding as of February 29, 2000 was 19,677,894.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's proxy statement filed in connection with the solicitation of proxies for its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K. Certain Exhibits filed with the Registrant's Registration Statement Form S-1 (333-23407), Form 10-Q for the quarter ended September 30, 1997, Form 10-K for the year ended December 31, 1997, Forms 10-Q for the quarters ended June 30, 1998 and September 30, 1998, Form 10-K for the year ended December 31, 1998 and Forms 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated by reference into
Part IV of this Form 10-K.

--------------
*Excludes 1,209,174 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on February 29, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPLETION OF OUR ULTRA-HIGH THROUGHPUT SCREENING SYSTEM, OR UHTSS-TM- PLATFORM, UTILIZATION AND CAPABILITIES OF OUR TECHNOLOGIES AND OUR ABILITY TO INCREASE REVENUE AND ACHIEVE PROFITABILITY. THESE STATEMENTS, WHICH SOMETIMES INCLUDE WORDS SUCH AS "EXPECT", "GOAL" OR "WILL", REFLECT OUR EXPECTATIONS AND ASSUMPTIONS AS OF THE DATE OF THIS ANNUAL REPORT BASED ON CURRENTLY AVAILABLE OPERATING, FINANCIAL AND COMPETITIVE INFORMATION. OUR ACTUAL RESULTS AND FINANCIAL PERFORMANCE MAY DIFFER MATERIALLY. FACTORS THAT COULD CONTRIBUTE TO DIFFERENCES INCLUDE RISKS INVOLVED WITH OUR NEW AND UNCERTAIN TECHNOLOGY, RISKS ASSOCIATED WITH THE DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS, THE ABILITY TO ATTRACT ADDITIONAL COLLABORATIVE PARTNERS, DEPENDENCE ON EXISTING PHARMACEUTICAL AND BIOTECHNOLOGY COLLABORATIONS AND THE DEVELOPMENT OR AVAILABILITY OF COMPETING SYSTEMS. THESE FACTORS AND OTHERS ARE MORE FULLY DESCRIBED IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

ITEM 1.           BUSINESS

OVERVIEW

Aurora Biosciences Corporation designs, develops and commercializes proprietary drug discovery systems and technologies to accelerate and enhance discovery of new medicines by the pharmaceutical and biopharmaceutical industries. We are developing a proprietary biology and high technology platform comprised of a portfolio of proprietary functional genomics technologies, and a highly automated ultra-high throughput screening system, known as our UHTSS Platform. We believe that this platform will enable us and our collaborators to take advantage of the opportunities afforded by recent advances in both genomics and combinatorial chemistry that have generated many important new therapeutic proteins and drug targets and an abundance of new small molecule compounds. Our strategy is to use our diverse portfolio of proprietary technologies to enable rapid validation of the function of novel targets identified through genomics efforts, shorten the time required to identify high quality lead compounds and biologics and accelerate the development of those leads into drug development candidates.

Aurora is a leader in the innovation and commercialization of technologies that accelerate and enhance the discovery of new medicines. Our goal is to diversify business risk by generating revenue from functional genomics collaborations, screening collaborations, provision of the UHTSS Platform and other proprietary instrumentation to customers and licensing of technologies. Our agreements with customers also provide that we may ultimately realize royalty and milestone payments from the development and commercialization of drug candidates identified by our customers using our technologies. However, we do not believe that our profitability is dependent upon receipt of royalty and milestone payments from customers.

We have collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute, Eli Lilly and Company, Warner-Lambert Company, Merck & Co., Inc. and Pfizer, Inc. to license our fluorescence assay technologies for our collaborators' internal discovery research, to collaborate on screen development and as members of a syndicate formed for the co-development and installation of the UHTSS Platform in their own facilities. In addition, we have developed screens for and/or implemented screening programs for Pharmacia & Upjohn, Inc., F.Hoffmann-LaRoche Ltd., American Home Products, Glaxo Wellcome, Roche Bioscience, Becton-Dickinson, Allelix Biopharmaceuticals, Inc., Cystic Fibrosis Foundation, and Cytovia, Inc.

INDUSTRY BACKGROUND
The discovery and development of new medicines can be expensive, time-consuming and highly inefficient. Although many pharmaceutical, biotechnology and clinical research organizations have significantly improved the efficiency of the drug development process, only about ten percent of candidate compounds entering development are ultimately approved for marketing. The riskiest and least efficient phase of the drug development process, termed "discovery", is the early stage prior to clinical development of a drug lead. Candidate compounds that are identified in the discovery phase of drug development frequently fail in the later phase due to insufficient therapeutic benefit or unexpected side effects.

Drug discovery methods generally involve the synthesis and testing of large libraries of different compounds in relatively simple assays, or tests, containing molecular or cellular targets designed to mimic aspects of a disease process. Assays are employed to determine the effect of a compound upon a particular target protein. When applied methodically, assays can be used as screens to identify active chemicals, referred to as "hits," that may produce a desired effect upon a target's function. "Leads" are modified hit compounds which have been optimized for side effect profile and efficacy using techniques of combinatorial and medicinal chemistry. Lead compounds can be identified by additional screening and profiling of hits and may then be further optimized to generate candidate compounds for development as potential medicines. Secondary testing is typically performed to identify potential side effects or undesirable pharmaceutical properties of the compounds.

We believe that recent advances in the understanding of gene structure, resulting from the Human Genome Project and other private initiatives, has created an unprecedented opportunity for pharmaceutical development. These advances have led to a range of novel protein receptors and enzymes being discovered with unknown function. These potential drug targets arise from pharmaceutical companies' internal and external efforts to "mine" the human genome for DNA sequences that encode these novel proteins. Understanding the function and biological context of these proteins is critical to validating them as true drug targets. However, the increasing numbers of targets and compounds resulting from this breakthrough have created severe bottlenecks in the drug discovery process. These bottlenecks result from the difficulty of quickly analyzing the functional significance and disease relevance of newly discovered genes and protein targets, the complexity of incorporating the many different types of targets into screens, and the inability to screen extensive compound libraries quickly and cost-effectively.

We believe that our suite of proprietary functional genomics products and screening and assay technologies can bring significant efficiencies to the drug discovery process. We believe that the application of our automated technologies, assay development, knowledge management techniques, and manufacturing process techniques has the potential to transform drug discovery into a mass production process more familiar to a manufacturing setting. Once implemented, this would enable pharmaceutical and biotechnology companies to more efficiently discover larger numbers of higher quality candidate compounds with greatly improved success rates.

BUSINESS STRATEGY
Aurora is a leader in the development and commercialization of enabling technologies, systems and information products to accelerate and enhance the discovery of new medicines. We intend to continue to diversify business risk by exploiting our functional genomics and assay technologies, UHTSS Platform and other instrumentation, software and data in many different drug discovery programs with multiple collaborators. To implement this strategy, we intend to:

DEVELOP FUNCTIONAL GENOMICS AND DRUG DISCOVERY COLLABORATIONS. We are establishing target validation and drug discovery collaborations utilizing our proprietary human cell-based functional genomics platform. This program is based primarily on our beta-lactamase, or (beta)-lactamase, reporter system, proprietary assay technologies and novel fluorescent chemistries. Our platform allows for a panel of protein targets of unknown function to be placed in a biological context and prioritized for compound screening programs to discover potential clinical candidates. The prioritized validated targets can be screened for hits using our UHTSS platform. These collaborations include milestone payments to us for target validation, assay development and lead identification in multiple therapeutic areas. Collaborations based on this technology were established with Warner-Lambert in January 1999, Pharmacia & Upjohn in February 1999, Becton-Dickinson in March 1999 and Merck in November 1999. We plan to expand our capability in this area, offering gene-to-lead discovery programs in a range of different therapeutic areas. We also have been awarded two Small Business Innovation Research grants and a separate contract from the National Cancer Institute for research using this technology.

DEVELOP BIOLOGICS DISCOVERY COLLABORATIONS. Genomics efforts by a range of pharmaceutical, genomics and biotechnology companies have identified a large number of secreted proteins which may serve as either protein drugs themselves, or targets for monoclonal antibody-based therapeutics. These protein-based therapeutics are referred to as biologics. Advances in protein process technology and antibody production have led to a number of biologics being commercialized during recent years. We intend to develop collaborations with pharmaceutical and biotechnology companies who require functional information concerning secreted proteins or other protein therapeutics. Our goal is to structure these collaborations to include milestone payments to us for lead prioritization, assay development and lead identification in multiple therapeutic areas.

DEVELOP SCREEN DEVELOPMENT PARTNERSHIPS. We have agreements with multiple collaborators to develop screens for diverse targets, primarily on a non-exclusive basis, and implement proprietary screens for specific collaborator discovery programs. We develop screens for specific biochemical targets with relevance to a range of clinical conditions. Currently, we use our high throughput screening system to screen compounds for and provide potential lead candidates to its collaborators. We currently have approximately 400,000 individual compounds for screening against therapeutically relevant targets and expect to reach 900,000 individual compounds in 2001. We also expect to provide additional screening services depending on the effectiveness of our UHTSS Platform and the availability of superior screening libraries for use in screening customers' targets. Additionally, our screening agreements with third parties provide for future revenue, such as milestone and royalty payments to us for therapeutics discovered using our proprietary screens.

SUPPORT AND ENHANCE THE UHTSS PLATFORM SYNDICATE. We established a pharmaceutical syndicate to co-develop our UHTSS Platform, which automates the biologies discussed above. Under our agreements with our syndicate partners, each member is entitled to receive its own UHTSS Platform over a specified time period for use in its internal drug discovery programs. All of the instrumentation for two systems have been delivered and validated by the syndicate participants. Through the syndicate, we have been able to fund the development of the UHTSS Platform and offer to our syndicate members co-exclusive access to the system. Our existing syndicate agreements provide that certain collaborators may purchase additional systems or components. We believe that these agreements represent a customer base that may provide an opportunity for further collaboration opportunities as we expand the UHTSS technology platform or develop enhancements to the system.

LICENSE INTELLECTUAL PROPERTY. We intend to leverage our broad portfolio of intellectual property by licensing our technologies to third parties where appropriate. For example, in 1999 we entered into sublicensing agreements with Genentech, Clontech Laboratories, Inc., ZymoGenetics, Inc. and Rigel, Inc.

DEVELOP INFORMATION TOOLS AND DATABASES. Utilizing novel fluorescence assay technologies and the UHTSS Platform, we expect to have the ability to generate large amounts of complex information on molecular and genomic targets and diverse chemical structures. The analysis of these datasets will require the use of innovative database and data analysis tools. We intend to develop these information technology applications either directly or in collaborations with leaders in the areas of molecular imaging software development, datamining applications, bioinformatics, and database architecture.

MAINTAIN TECHNOLOGY LEADERSHIP. We have assembled a unique multi-disciplinary team of scientists from leading companies in the pharmaceutical, chemistry, instrumentation, automation and computer science industries. We intend to continue investing significantly in research and development in order to make advances in our core technologies and expand our technology leadership position. We will also continue to form strategic technology alliances with leading companies from these industries and with leading academic institutions to provide us with access to those parties' technologies and expertise.

OUR TECHNOLOGY
The principal components of our integrated technology platform are our proprietary fluorescence assay technologies, our human cell functional genomics and GenomeScreen-TM- technology and our highly automated UHTSS Platform that is being developed for screening miniaturized assays. This unique platform results frOM our innovative integration of many different disciplines, including fluorescence chemistry, biophysics, molecular biology, protein engineering, automation, process control, optics, microfluidics, informatics and software development.

FUNCTIONAL GENOMICS
Our functional genomics platform, GenomeScreen-TM-, allows generation of information that can be used to elucidate signaling pathway(s) used by a specifIC target or gene of interest with unknown function. By integrating our proprietary automation expertise with our suite of fluorescence assay technologies, we have developed an approach which enables ultra-high throughput identification of protein targets for development of small molecule or biologic therapeutics.

The basis of our GenomeScreen-TM- technology is the use of the proprietary
(beta)-lactamase technology to individually trap genes in a wide range of cell lineS, and to then use the very high sensitivity and flexibility of
(beta)-lactamase to determine the specific responses of each of the genes to therapeutically-relevant stimuli. The system is able to detect genes which are expressed at very low levels, to allow discovery of novel genes. We believe that this technology has the potential to identify new therapeutic targets and genes, to map signaling pathways within cells, to elucidate mechanism of action of compounds, and to significantly reduce the time taken to configure assays for high throughput screening.

OUR PROPRIETARY FLUORESCENCE ASSAY TECHNOLOGIES
We have a broad portfolio of proprietary fluorescence assay technologies that we believe exhibit significant advantages over existing screening assays. Our fluorescence assay technologies utilize light signals emitting from fluorescent molecules to reveal molecular and cellular activity with precision and sensitivity. These technologies allow monitoring of the function of very small amounts of biomolecules in single living cells. In contrast to purely biochemical assays, these cell-based assays provide information about compounds acting within the biologically relevant environment within living cells.

Our fluorescence assay technologies are designed to enable screening of compounds against nearly all major classes of human drug targets, including receptors, ion channels, proteases, kinases and other enzymes, in most therapeutic areas. We have developed numerous assays in several target classes utilizing our fluorescence assay technologies. The following chart summarizes our key fluorescence assay technologies, together with examples of the classes of targets and therapeutic areas to which they may be applicable:



 ASSAY TECHNOLOGY                      TARGET CLASS                    POTENTIAL THERAPEUTIC AREA
-------------------------------------- ------------------------------- ---------------------------------------------

(BETA)-LACTAMASE REPORTER GENE         cell surface receptors          cancer
SYSTEM                                 intra-cellular receptors        cardiovascular disease
(cell-based assays)                    signaling proteins              pain and inflammation
                                       proteases                       neurological disorders
                                                                       metabolic disorders
                                                                       infectious viral disease

MEMBRANE VOLTAGE REPORTERS             ion channels                    cardiovascular disease
(cell-based assays)                                                    pain and inflammation
                                                                       gastro-intestinal disease

GREEN FLUORESCENT PROTEIN, OR GFP,     proteases                       cancer
REPORTERS                              kinases                         cardiovascular disease
(cell-based assays)                                                    pain and inflammation
(biochemical assays)                                                   central nervous system disorders


PROMISCUOUS G-PROTEINS                 G-protein coupled receptors     cancer
(cell-based assays)                                                    cardiovascular disease
                                                                       pain and inflammation
                                                                       central nervous system disorders
                                                                       metabolic disorders

FRET KINASE/PHOSPHATASE TECHNOLOGY     protein kinases                 cancer
                                       protein phosphatases            central nervous system disorders
                                                                       pain and inflammation
                                                                       metabolic disorders


(BETA)-LACTAMASE REPORTER GENE SYSTEM
We have successfully utilized an engineered bacterial enzyme, (beta)-lactamase, as a reporter gene in mammalian cells in assays suitable for high and ultra-high throughput screening. The (beta)-lactamase reporter system is an important advance in reporter gene technology that can be used to design drug screens for a number of major classes of drug targets. Functional cell-based assays have a number of advantages over the commonly used binding assays that detect interaction of test compounds with targets isolated from their natural cellular environment. Our (beta)-lactamase reporter system allows drug screens to be constructed in the more physiological environment of mammalian cells, does not require the use of radioactivity and can readily distinguish between agonists and antagonists. In addition, the (beta)-lactamase reporter system can facilitate the search for compounds acting on newly discovered target receptors where no natural ligands have been identified, also known as orphan receptors. Aspects of the (beta)-lactamase reporter system were exclusively licensed from the Regents of the University of California.

The (beta)-lactamase reporter system has demonstrated the potential to greatly reduce both the time and cost of developing cell-based screens because of its ability to measure activation responses in single living cells. Even with modern techniques for making genetically engineered cells, cell line development is an unpredictable process. Making cell lines for reporter gene assays with current methods usually takes many months and involves testing hundreds or even thousands of individual cell "clones" to generate a usable screening assay. In contrast, the (beta)-lactamase reporter system employs the power of fluorescence-activated cell sorting, which can rapidly isolate the living cells in which the reporter gene is connected to the right signaling elements. Thus, with our (beta)-lactamase reporter system, development time for a target into a cell-based assay can be reduced to weeks instead of months. We have developed over fifty assays using (beta)-lactamase.

VOLTAGE-SENSITIVE REPORTERS
Unregulated membrane voltage can cause serious medical conditions. Thus, membrane proteins, particularly ion channels, help regulate membrane voltage and can be targets for drug discovery in major disease areas such as neurology and cardiology. Important medicines acting on ion channels include certain anti-epileptic and anti-arrhythmic medicines. However, screening in this area is typically limited to testing compounds with an electrical measuring apparatus, which requires skilled scientists and has a low throughput of only tens of compounds per day.

We have adapted assays incorporating our membrane voltage reporters to a range of ion channels, several of which are currently the targets of screening programs in pharmaceutical company research departments and in certain specialized biotechnology companies. We have developed twenty-five assays using our membrane voltage reporters. We have also developed a proprietary instrument, the VIPR-TM- voltage ion probe reader, that works in conjunction with this assAY technology. We are using the VIPR for high throughput screening of ion channel targets in 96-well plates at our facilities for customers and have provided the VIPR to eight customers.

PROPRIETARY ENHANCED GREEN FLUORESCENT PROTEIN VARIANTS
Green fluorescent protein, or GFP, is a naturally fluorescent protein which requires no additional chemicals or cofactors to make it fluoresce. This feature of GFP allows it to be expressed within mammalian cells and to act as an intracellular reporter. Using various techniques of protein engineering, we have created several mutants which provide much brighter fluorescence than that of the naturally occurring protein. We have also engineered variants that fluoresce with different colors. Both these categories of variants have enabled us to greatly expand the utility of the GFP assay platform. We believe that the main application for GFP in drug discovery requires the further engineering of GFP variants to produce reporters of important biologic changes to proteins, such as cleavage by proteases and protein phosphorylation by protein kinases. We have developed tandem GFP protease assays that can be used to monitor protease activity in intact cells. Aspects of our technology related to GFP reporters are exclusively licensed from the Regents of the University of California and from the University of Oregon. We have a co-exclusive licensing agreement with Clontech Laboratories to commercialize certain technology related to GFP reporters for the non-commercial academic research markets.

G-PROTEIN TECHNOLOGY PLATFORM
We have an exclusive license from the California Institute of Technology to the use of specified G-proteins, which are well suited to certain applications of our fluorescence assays. Our proprietary G-protein methods have expanded our functional genomics suite of products through the development of novel screens containing G-protein coupled receptors previously difficult to incorporate into mammalian cell-based assays. These G-proteins are also useful in constructing screens for orphan receptors with heretofore unknown ligands. We have established a strong G-protein coupled receptor, or GPCR, platform by developing a number of assays for itself and others in several target classes by expanding on the original G-protein technology. We announced a collaboration in February 1999 with Pharmacia & Upjohn involving the development of assays for a number of orphan GPCRs.

FRET PROTEIN KINASE AND PHOSPHATASE TECHNOLOGY
We have developed and patented a novel technology for assays for kinase and phosphatase activity. Kinases and phosphatases are of major importance in the control of almost all cell processes, and are significant therapeutic targets for a wide range of diseases including cancer, inflammation, central nervous system disorders and metabolic disorders. Our fluorescence resonance energy transfer, or FRET, kinase/phosphatase technology permits the rapid development and operation of ultra-miniaturized screens for these enzymes. We believe that this technology considerably expands the range of assays which can be run in the UHTSS Platform against an important class of therapeutic targets.

CHEMICAL COMPOUND LIBRARY
We currently have a library over 400,000 chemical compounds with drug-like qualities for screening against our and our customers' targets. We will continue to build our compound library. The library is composed of individually stored and accessed compounds. Approximately 100,000 of our existing compounds are conventionally synthesized compounds, while the remaining 300,000 compounds are produced by combinatorial chemistry methodologies through an exclusive agreement between us and SIDDCO, Inc. All compounds in our library have been selected based on their drug-like properties in order to maximize the expected yield of chemically-tractable therapeutic leads from high throughput screening. Our compound library is offered to our customers for screening against therapeutic targets derived by us or our customers. We believe that this compound library adds considerable value to the range of screen development and screening services offered and will be attractive to a wide range of customers.

COMPOUND SCREENING: AURORA'S UHTSS PLATFORM
Automated technologies are transforming drug discovery into a mass production process. However, because current high throughput screening systems have been developed without an adequately integrated design concept, it can be challenging to improve screening performance without creating critical bottlenecks elsewhere in the process. To overcome these limitations and to exploit the power of our fluorescence assay technologies, our UHTSS Platform is designed using an integrated approach that combines a wide array of robotics, manufacturing process systems and information technologies.

COMPOUND STORAGE AND RETRIEVAL: UHTSS COMPOUND STORE AND AMCS
The UHTSS Compound Store is an automated storage and retrieval system designed to house compounds in solution for rapid access for massively parallel screening. The robotic systems for storage and retrieval of compounds have been adapted from other industrial settings where automated, rapid access to very large stores of small items has been reliably deployed. Our own proprietary innovations have been added to adapt these advanced technologies to the UHTSS Platform. The system is designed to deliver and return over 100,000 selected compounds per day for primary screening and over 2,000 hits for re-test and potency determination.

We are also developing an automated master compound store, or AMCS. The AMCS is a modular storage assembly designed for long-term frozen and solid storage of chemical libraries under environmental control. The design provides for monitoring systems to track compound utilization, expiration and availability of individual compounds. Other features of the AMCS include a semi-automated weighing subsystem to handle compounds in solid, powder and frozen form, and automated subsystems for handling liquid samples, as well as an automated storage and retrieval system.

MICROFLUIDICS: COMPOUND AND ASSAY COMPONENT DISPENSING
We have developed proprietary novel microfluidics technologies to accurately transfer microscopic volumes of test compounds, reagents and living cells at rates of up to 10,000 wells per hour. While current screening systems can dispense volumes down to a microliter (one millionth of a liter), our miniaturized screening dispensers are capable of volumes less than a nanoliter (one billionth of a liter). These dispensers are designed to remove compounds and reagents from the storage plates and containers and dispense precise sub-nanoliter volumes at high speed. We are incorporating these devices into proprietary robotic systems superior to currently available compound and reagent dispensing platforms.

INFORMATICS AND SYSTEM INTEGRATION
The UHTSS Platform is being designed to link the automated storage and retrieval system to existing chemistry information databases and master compound store inventories through a user-friendly computer control system. The integrated UHTSS Platform is designed to efficiently capture, process and deposit in a centralized database the large amount of screening data from the UHTSS Platform using advanced software tools and systems from leading providers. The data analysis tools and overall system architecture and database structure for the UHTSS Platform have been developed by our in-house control systems software team.

CORPORATE COLLABORATIONS

We have entered into a number of corporate collaborations for the co-development of our UHTSS Platform and for screen development and proprietary screens. Our material collaborations and their major features are summarized below:

SERVICES AND PLATFORM SYSTEM AGREEMENTS

BRISTOL-MYERS SQUIBB. In November 1996, we entered into a Collaborative Research and License Agreement with Bristol-Myers Squibb regarding the development of the UHTSS Platform and the installation of the UHTSS Platform at Bristol-Myers. Under the terms of the agreement, we are required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, Bristol-Myers is obligated to make specified payments to us in the form of non-refundable fees, installation payments and ongoing research and co-development funding. We are obligated to service and support the UHTSS Platform for twelve months following acceptance of the operational UHTSS Platform. In November 1997, Bristol-Myers accepted Module 1 of the UHTSS Platform, comprised of the storage and retrieval unit, transport system, and certain plate replication components. In October 1999, Bristol-Myers validated and accepted Module 2 of the UHTSS Platform, comprised of individual microfluidics and miniaturization components and the plate reading subsystem.

We and Bristol-Myers also co-develop high throughput screening assays for use by Bristol-Myers in exchange for specified fees from Bristol-Myers. Certain target screens under development for Bristol-Myers will be exclusive for a limited period of time. In exchange for additional payments to us, Bristol-Myers also has the right to use our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Bristol-Myers will also make specified milestone and royalty payments to us principally for compounds developed and commercialized by Bristol-Myers which are identified using a screen developed by us. In July 1999, we and Bristol-Myers amended our agreement to extend the screen development portion of the collaboration for an additional two years.

Under the terms of our agreement with Bristol-Myers, subject to certain conditions, our UHTSS syndicate is restricted to six members for a limited period. Bristol-Myers may withdraw from the development of the UHTSS Platform at any time without cause. Our agreement with Bristol-Myers provides for penalty payments, up to a maximum of $1 million, payable by us if we fail to deliver the completed UHTSS Platform by a specified time. The complexity of the UHTSS Platform software has led to unexpected delays in the delivery of integration software to Bristol-Myers. We currently believe that we will not be required to pay penalties related to the completion of the UHTSS Platform.

ELI LILLY AND COMPANY. In December 1996, we entered into a Collaborative Research and License Agreement with Eli Lilly and Company regarding the development of the UHTSS Platform and the installation of the UHTSS Platform at Lilly. In November 1999, we and Lilly agreed to amend the agreement to refocus the collaboration on our bioassay technology and subsystems and discontinue further development and delivery of Lilly's customized UHTSS Platform. We and Lilly will continue with our collaborative screen development, and Lilly will extend its current access to our fluorescence assay technology for its internal research for an additional three years. Under the terms of our amended agreement with Lilly, we will receive payments for collaborative screen development, annual licensing fees, as well as supplies of our assay reagents.

We and Lilly also co-develop high throughput screening assays for use by Lilly in exchange for specified fees from Lilly. In exchange for additional payments to us, Lilly also has the right to use our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Lilly will also make specified milestone and royalty payments to us principally for compounds developed and commercialized by Lilly which were identified using a screen developed by us, subject to certain limitations on the royalties.

WARNER-LAMBERT COMPANY. In September 1997, we entered into a Collaborative Research and License Agreement with Warner-Lambert regarding the development of the UHTSS Platform and the installation of the UHTSS Platform at Warner-Lambert. Under the terms of our agreement with Warner-Lambert, we are required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, Warner-Lambert is obligated to make specified payments to us in the form of non-refundable upfront fees, milestone payments, delivery payments and ongoing co-development funding. We are obligated to service and support the UHTSS Platform in accordance with the agreement for twelve months following acceptance of the operational UHTSS Platform. In September 1998, Warner-Lambert accepted Module 1 of the UHTSS Platform, comprised of the storage and retrieval unit, transport system, and certain plate replication components. In November 1999, Warner-Lambert validated and accepted Module 2 of the UHTSS Platform, comprised of individual microfluidics and miniaturization subsystems and the plate reading subsystem.

We and Warner-Lambert also co-develop high throughput screening assays for use by Warner-Lambert on its current high throughput screening system in exchange for specified fees from Warner-Lambert. In addition, we are performing screening for Warner-Lambert. In exchange for additional payments to us, Warner-Lambert also has the right to use our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Warner-Lambert will also make specified milestone and royalty payments to us for selected compounds developed and commercialized by Warner-Lambert which were identified using a screen developed by us.

Under the terms of the agreement with Warner-Lambert, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period. Warner-Lambert may terminate the agreement at any time without cause upon 45 days written notice to us, provided that Warner-Lambert makes specified withdrawal payments. Each party has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement.

In September 1998, we entered into an agreement with Warner-Lambert for the development of an AMCS for long-term storage of Warner-Lambert's company-wide sample inventory under environmental control and in various formats. The agreement provides that we may be liable for penalty payments if we have not completed the AMCS according to a development schedule in the agreement. We are currently negotiating with Warner-Lambert to modify the development schedule to reflect engineering changes to the AMCS. If our negotiations are unsuccessful, we may be subject to penalty payments of a maximum of $888,300.

In January 1999, we entered into an agreement with Warner-Lambert whereby Warner-Lambert will utilize aspects of our functional genomics GenomeScreen program to characterize and profile effects of a number of compounds on gene expression in a human cell line. We will receive research funding, payment upon isolation and delivery of cell clones with identified genes, and, potentially, milestones and royalty payments if compounds for development are discovered as a result of this work.

MERCK & CO., INC. In December 1997, we entered into a Collaborative Research and License Agreement with Merck regarding the development of the UHTSS Platform and the installation of the UHTSS Platform at Merck. Under the terms of our agreement with Merck, we are required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, Merck is obligated to make specified payments to us in the form of non-refundable upfront fees, delivery payments and ongoing co-development funding. We are obligated to service and support the UHTSS Platform in accordance with the agreement for twelve months following acceptance of the operational UHTSS Platform. In June 1999, Merck accepted Module 1 of the UHTSS Platform, comprised of the storage and retrieval unit, transport system, and certain plate replication components.

We and Merck also co-develop high throughput screening assays for use by Merck in exchange for specified fees from Merck. In exchange for additional payments to us, Merck also has the right to use our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Merck will also make specified milestone and royalty payments to us for selected compounds developed and commercialized by Merck using a screen developed by us.

Under the terms of our agreement with Merck, subject to certain conditions, the UHTSS syndicate is restricted to six members for a limited period. Merck may terminate the agreement at any time without cause upon 90 days written notice to us, provided that Merck makes specified withdrawal payments. Each party has the right to terminate the agreement upon the material breach by the other party of its obligations under the agreement.

In November 1999, we entered into two additional collaborations with Merck in the area of functional genomics. Under each collaboration agreement, we will utilize aspects of our GenomeScreen-TM- technology to investigate cell signaling pathways and gene function related to selected Merck therapeutic programS. Merck will receive a license to use the data and materials resulting from the program in basic research and drug discovery. We will receive an upfront payment from Merck for the new collaborations, with the potential for additional research support fees, as well as certain provisions for additional revenues in the event that drugs developed are commercialized as a result of the collaboration.

PFIZER, INC. In June 1999, we entered into a Collaborative Research and License Agreement with Pfizer regarding the development of the UHTSS Platform and the installation of the UHTSS Platform at Pfizer. Under the terms of our agreement with Pfizer, we are required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, Pfizer is obligated to make specified payments to us in the form of non-refundable upfront fees, delivery payments and ongoing co-development funding. We are obligated to service and support the UHTSS Platform in accordance with the agreement for twelve months following acceptance of the operational UHTSS Platform. The agreement also calls for the development and installation of an AMCS for long-term storage of Pfizer's company-wide sample inventory under environmental control and in various formats.

We and Pfizer also co-develop high throughput screening assays for use by Pfizer in exchange for specified fees from Pfizer. In exchange for additional payments to us, Pfizer also has the right to use our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Pfizer will also make specified milestone and royalty payments to us for selected compounds developed and commercialized by Pfizer using a screen developed by us.

SERVICES AND FOCUSED DISCOVERY SYSTEMS AGREEMENTS

GLAXO WELLCOME. In December 1999, we entered into a three-year agreement with Glaxo Wellcome in the area of ion channel drug discovery. We will provide Glaxo Wellcome access to our ion channel technology, including our VIPR voltage ion probe reader, our proprietary voltage sensor dyes and related assay technology. We will develop assays, deliver instrumentation and provide ongoing scientific and technical support to Glaxo Wellcome in exchange for specified payments.

AMERICAN HOME PRODUCTS. In December 1999, we announced a five-year agreement with Wyeth-Ayerst Laboratories, the Pharmaceutical Division of American Home Products Corporation, in the area of ion channel drug discovery. We will provide Wyeth-Ayerst access to our ion channel technology, including our VIPR voltage ion probe reader, our proprietary voltage sensor dyes and related assay technology. We will develop assays, deliver instrumentation and provide ongoing scientific and technical support to Wyeth-Ayerst in exchange for specified payments.

PHARMACIA & UPJOHN, INC. In February 1999, we entered into an agreement with Pharmacia & Upjohn to provide assay development and proprietary screens to Pharmacia & Upjohn. Pharmacia & Upjohn funds a dedicated assay development team at our facilities that utilizes our high sensitivity fluorescence assay technology to develop assays for a number of orphan G-protein coupled receptors identified by Pharmacia & Upjohn's genomics program. We also screen compound libraries provided by Pharmacia & Upjohn to identify "hit" molecules, using our proprietary screening systems, at a predetermined minimum level and for a separate fee. We could receive research and development milestones, as well as royalties, on compounds identified by screens generated through the collaboration.

F.HOFFMAN-LAROCHE. In February 1999, we entered into an agreement with Roche to provide a dedicated screen development and technology transfer resource to Roche which develops screens for up to 12 Roche targets in the first year. We provide screen development and technology transfer support for a team at our facilities and at Roche's research facilities globally. In addition to the payments for screen development, technology transfer services and licenses, Roche makes research and development payments to us for compounds identified through screens generated under the collaboration, and royalties if compounds are commercialized.

BECTON DICKINSON. In March 1999, we entered into an agreement with Becton Dickinson to utilize our GenomeScreen technology for the identification of genes useful as drug screening targets. We receive research funding in support of the collaborative effort, and the parties will evaluate opportunities for future commercialization.

CYTOVIA, INC. In July 1998, we entered into a collaboration with Cytovia under which we will provide our high throughput proprietary screens, compound library and informatics capabilities and Cytovia will provide its proprietary fluorogenic protease substrates and live-cell screening technology. The two companies will conduct screening programs to identify new drug leads for cancer and degenerative diseases. Cytovia will receive rights to develop and commercialize any new drug leads identified as a result of the collaboration. We receive fees from Cytovia for compound access and proprietary screens, and could receive development milestones as well as royalties if compounds identified under the collaboration are developed and commercialized.

TECHNOLOGY LICENSING

In 1999, we entered into five technology licensing agreements for use under our GFP patents, including one patent infringement settlement agreement with AntiCancer, Inc. that we instituted. We granted such licenses to Clontech Laboratories, for the right to sell certain GFP products as a research reagent, Exelixis Pharmaceuticals, for the right to use GFP technology in certain pharmaceutical, animal health and non-plant agricultural applications, Genentech, Inc., for certain research applications and the right to use GFP technology for the manufacture of therapeutic proteins, and ZymoGenetics, Inc., for the right to use GFP technology for certain internal applications.

PATENTS AND PROPRIETARY RIGHTS

Our patent portfolio includes over 120 patent applications filed in the United States and foreign patent jurisdictions. We are either the assignee or exclusive licensee of these patent rights, including sixteen issued patents on our instrumentation and plate technology, GFP technology, ion-channel technology and
(beta)-lactamase technology, as well as fifteen allowed applications on these and other technologies. We are the exclusive licensee of four issued U.S. patents. Aspects of our technology related to GFP reporters, (beta)-lactamase based reporters, protease reporters, kinase reporters, and membrane voltage reporters are exclusively licensed from The Regents of the University of California. Pursuant to the terms of the Exclusive License Agreement between us and The Regents of the University of California, we are obligated to pay expenses associated with patent prosecution and maintenance, specified license issue fees and royalties to The Regents. Aspects of our technology related to GFP reporters are exclusively licensed from the University of Oregon. Pursuant to the terms of the License Agreement between us and the University of Oregon, we are obligated to pay to the University expenses associated with patent prosecution and maintenance, specified annual payments and, upon the issuance of a patent related to the subject technology, to issue shares of our common stock to the University of Oregon. Aspects of our technology related to G-protein coupled receptor reporters are exclusively licensed from the California Institute of Technology, commonly referred to as Cal Tech. In connection with the execution of the License Agreement between us and Cal Tech, we became obligated to pay certain expenses associated with patent prosecution and maintenance, and we issued shares of our Common Stock to Cal Tech.

In March 1999, we filed an action against AntiCancer, Inc. alleging that AntiCancer infringed specific patents by employing our patented GFP technology in their business. The suit was settled in September 1999. Under the terms of the settlement agreement, we received an upfront payment and will receive annual payments, as well as specified royalty payments, from AntiCancer in exchange for granting AntiCancer specified rights to use our GFP technology.

We have a non-exclusive license from SIBIA Neurosciences, Inc., with specified rights to sublicense, under patent rights covering transcription-based assay technology for screening. Pursuant to the terms of the Non-Exclusive Cross-License Agreement between us and SIBIA, we granted SIBIA a non-exclusive license to certain of our technologies, and we issued shares of our common stock to SIBIA. We and SIBIA are also obligated to pay each other specified royalties. In September 1999, SIBIA was acquired by Merck.

We have a non-exclusive license and certain sub-licensing rights to OSI Pharmaceuticals, Inc.'s issued reporter gene patent and options to OSI's Methods of Modulation patent, for which the U.S. Patent Office has allowed claims. Under the agreement, OSI received shares of our common stock and a cash payment and OSI will also receive revenues from any sub-licenses granted by us to our pharmaceutical partners, plus annual fees and milestone and royalty payments under pre-agreed terms from any option taken by us or our partners to develop small molecule gene transcription modulators encompassed by the Methods of Modulation claims.

We have a non-exclusive license to Xenometrix, Inc.'s gene expression profiling patents, giving us license to an issued European patent and a pending U.S. patent, and certain rights of sub-license. The license covers gene expression profiling utilizing methods other than high-density oligonucleotide microarrays.

We are dependent on the rights licensed from these parties. Any challenge to, invalidation or loss of our licensed rights could have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

As of February 29, 2000, we had 197 full-time employees, 42 of whom hold Ph.D. degrees and 35 of whom hold other advanced degrees. Our future success depends in significant part upon the continued service of our key scientific, technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with employees to be good. In addition to full-time employees, we use the services of contractors, part-time and temporary staff. As of February 29, 2000, we had a total of 69 contractors, part-time and temporary staff.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:


NAME                            AGE    POSITION
----                            ---    --------

Stuart J.M. Collinson            40    President and Chief Executive Officer
Paul J. England                  56    Senior Vice President, Research
Thomas G. Klopack                48    Senior Vice President and Chief Operating Officer
John D. Mendlein                 40    Senior Vice President,  Intellectual  Property,  General Counsel and Chief
                                         Knowledge Officer
John R. Pashkowsky               43    Vice President, Finance
Harry Stylli                     38    Senior Vice President, Commercial Development


STUART J.M. COLLINSON joined us in May 1999 and currently serves as our President and Chief Executive Officer. Prior to joining Aurora, he served as Chief Executive Officer of Andaris, Ltd., a privately held biopharmaceutical company. Dr. Collinson previously held several positions with Glaxo Wellcome Plc., Baxter International, Inc. and the Boston Consulting Group. Dr. Collinson received his Ph.D. in physical chemistry from the University of Oxford, England and his M.B.A. from Harvard University.

PAUL J. ENGLAND joined us in February 1998 and currently serves as our Senior Vice President, Research. From 1984 to 1997, he served in various capacities at SmithKline Beecham in the U.K., most recently serving as Vice President, Molecular Screening Technologies, with worldwide responsibility for high throughput screening. Dr. England received his B.S., Ph.D. and D.Sc. degrees in biochemistry from the University of Bristol. After postdoctoral work at the University of California, he held a lectureship in biochemistry at the University of Bristol from 1973 to 1984. We expect Dr. England to transition to part-time employment with us in the near future.

THOMAS G. KLOPACK joined us in July 1998 and currently serves as our Senior Vice President and Chief Operating Officer. He served the past 18 years as an executive with Raychem Corporation in various capacities involving new product commercialization, strategic planning, operations and logistics, most recently as Director, Strategic Planning, in the Electronics Division. Prior to joining Raychem, Mr. Klopack worked at Exxon Corporation in engineering operations. Mr. Klopack obtained his B.S. in chemical engineering at Carnegie-Mellon University and his M.B.A. at Harvard University.

JOHN D. MENDLEIN joined us in August 1996 and currently serves as our Senior Vice President, Intellectual Property, General Counsel and Chief Knowledge Officer. Dr. Mendlein worked with the law firm of Cooley Godward LLP in Palo Alto from 1990 to 1996, focusing on patent prosecution and litigation, and technology licensing for a variety of biotechnology, medical device and diagnostic companies. He received his Ph.D. from the University of California, Los Angeles and his J.D. from the University of California, Hastings College of the Law.

JOHN R. PASHKOWSKY joined us in December 1997 and currently serves as our Vice President, Finance. He served from 1981 to 1997 in various positions at Senior Flexonics, Ketema, Inc. and Ametek, Inc., most recently as Controller of the Ketema Division of Senior Flexonics, and was employed by Rohr Industries Inc. from 1979 to 1981. Mr. Pashkowsky received his B.S. in Business Administration from the State University of New York and his M.B.A. in Finance from San Diego State University.

HARRY STYLLI joined us in November 1995 and currently serves as our Senior Vice President, Commercial Development. From 1989 to 1995, Dr. Stylli held several positions at Glaxo Wellcome plc, where he was integrally involved in the International Screening and Technology program. He obtained a Ph.D. in Pharmaceutical Chemistry from Kings College, London University, an M.B.A. from Open University, Milton Keynes, U.K. and a B.Sc. in Biochemical Pharmacology, with honors, from the University of East London.

SCIENTIFIC ADVISORS

Our scientific advisors, who have demonstrated expertise in various fields, advise us from time to time concerning long-term scientific planning, research and development. The scientific advisors also evaluate our research programs, recommend personnel to us, and advise us on specific scientific and technical issues. The scientific advisors are compensated by retainer and on a time and expenses basis and have received shares and options to purchase shares of our common stock. We have consulting agreements with a number of the scientific advisors.

We do not employ any of the scientific advisors, and they may have other commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to us. Accordingly, such persons are expected to devote only a small portion of their time to us. Our scientific advisors are:

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

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS FORM 10-K, INCLUDING THOSE DISCUSSED BELOW, WHICH COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

BECAUSE WE DEVELOP AND DEPLOY NEW TECHNOLOGIES, WE MAY NOT SUCCESSFULLY COMMERCIALIZE OUR TECHNOLOGIES OR PRODUCTS, WHICH COULD CAUSE US TO BE UNPROFITABLE OR LEAD TO LOSS OF BUSINESS OR CONTRACTUAL DISPUTES.

You must evaluate our business in light of the uncertainties and complexities affecting a growing technology company. Our existing proprietary technologies and products are new and in development. In particular, our ultra high throughput screening system, known as UHTSS, and automated master compound store, known as AMCS, technology and our methods of screening molecular targets incorporate new and unproven approaches to the identification of drug product candidates, commonly referred to as lead compounds, with therapeutic potential. Our fluorescence assay technologies and instruments have only recently begun to be used in the drug discovery process and have never been utilized in the discovery of any compound that has been commercialized. A fluorescence assay is a biochemical or cellular reaction which provides information about a compound under consideration via the emission of light. Our UHTSS and AMCS technologies may never be implemented as fully operational systems. In addition, our UHTSS Platform and AMCS will require significant additional investment and development prior to commencement of full-scale commercial operation, including integration of complex instrumentation and software and testing to validate performance and cost effectiveness. The UHTSS Platform and AMCS are not expected to be operational until the second half of 2000, which is nine to twelve months later than originally anticipated. If we are unable to successfully complete the UHTSS Platform and AMCS, we may not be able to achieve our business objectives or build a sustainable or profitable business.

IF WE DO NOT SUCCESSFULLY COMPLETE THE DEVELOPMENT OF OUR UHTSS PLATFORM AND AMCS ON TIME, OUR RELATIONSHIPS WITH OUR CUSTOMERS COULD BE HARMED.

Complex instrumentation systems that appear to be promising at early stages of development may not become fully operational for a number of reasons. These systems may:

          -    be found ineffective,

          -    be impossible or uneconomical to produce,

          - fail to achieve expected performance levels or industry acceptance, or

          - be precluded from commercialization by the proprietary rights of third parties.

Some of the instrumentation and software expected to comprise our UHTSS Platform and AMCS are not now and have not previously been used in commercial applications. Many of these technologies have not been validated or developed at levels necessary to screen miniaturized assays, and there can be no assurance that UHTSS and AMCS technologies will achieve expected performance levels at these scales. The complexity of both the UHTSS Platform and AMCS has led to unexpected delays in developing these platforms that may lead to financial penalties and contractual disputes regarding the delivery and acceptance of these platforms by our customers. Contractual disputes with our customers may not be resolved in our favor and may harm our reputation. The successful implementation and operation of the UHTSS Platform and AMCS will be a complex process requiring integration and coordination of a number of factors, including integration of and successful interface between complex advanced robotics, microfluidics, automated storage and retrieval systems and software and information systems. We may not be able to successfully integrate or implement all of the instrumentation needed for the UHTSS Platform and AMCS.

As the UHTSS Platform and AMCS are individually developed, integrated and used, it is possible that previously unanticipated limitations or defects may emerge. In addition, operators using the system may require substantial new technical skills and training. Unforeseen complications may arise in the development, delivery and operation of the UHTSS Platform and AMCS that could materially delay or limit their use by us and our customers, substantially increase the anticipated cost of development of the systems, result in our breach of contractual obligations to our customers and others, or render the systems unable to perform at the quality and capacity levels required for success. We may not be able to successfully complete the development of the UHTSS Platform and AMCS under current delivery timelines, achieve anticipated throughputs, gain industry acceptance of our approach to the identification of lead compounds or develop a sustainable profitable business. Any complications or delays could subject us to litigation and have other material adverse effects on our business, financial condition or results of operations.

WE DEPEND ON STRATEGIC PARTNERS, AND OUR FAILURE TO SUCCESSFULLY MANAGE OUR EXISTING AND FUTURE CUSTOMERS COULD PREVENT US FROM COMMERCIALIZING MANY OF OUR PRODUCTS AND SUSTAINING PROFITABILITY OR REVENUE GROWTH.

Our strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with development funding, technology and personnel resources and system validation. We have collaborative agreements with Bristol-Myers Squibb Pharmaceutical Research Institute, Eli Lilly and Company, Warner-Lambert Company, Merck & Co., Inc. and Pfizer, Inc. to license our fluorescence assay technologies for their internal discovery research, to collaborate on screen development and four of these companies continue to participate in the co-development of the UHTSS Platform for installation in their own facilities. In addition, we have developed screens for and/or implemented screening programs for Pharmacia & Upjohn, Inc., F.Hoffmann-LaRoche Ltd., American Home Products, Glaxo Wellcome, Roche Bioscience, Becton-Dickinson, Allelix Biopharmaceuticals, Inc., Cystic Fibrosis Foundation, and Cytovia, Inc. We have limited or no control over the resources that any strategic partner may devote to our products or programs. Our agreements generally may be terminated by the collaborator without cause upon short notice, which would result in our loss of anticipated revenue. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from these agreements. Termination of our existing or future collaboration agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, could have a material adverse effect on our business, financial condition or results of operations. Our present or future collaborative relationships could be harmed if:

          - We do not deliver our services or systems when contractually specified;

          - We do not achieve our research and development objectives under our collaborative agreements;

          - We develop products and processes or enter into additional collaborative agreements that could conflict with the business objectives of our existing collaborative partners;

          - We disagree with our collaborative partners as to rights to intellectual property we develop;

          - We are unable to manage multiple simultaneous collaborative relationships;

          - Our collaborative partners become competitors of ours or enter into agreements with our competitors;

          - Consolidation in our target markets limits the number of potential collaborative partners; or

          - We are unable to negotiate additional agreements having terms satisfactory to us.

WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We were profitable in 1997 and 1999 but had an accumulated deficit of $21.6 million as of December 31, 1999. Our ability to sustain profitability will depend in part on our ability to successfully complete our UHTSS Platform and AMCS, successfully sell drug discovery services to pharmaceutical and biotechnology companies and gain industry acceptance of our systems, services and technologies. We have derived substantially all of our revenue from sales of services and technologies, license fees, payments from collaborators and interest income, and we expect to derive substantially all of our revenue from these sources. We do not expect to receive royalties or other revenues from commercial sales of products based upon any compound identified using our technologies for at least several years, if at all.

We expect to spend significant amounts to fund our expansion of operations and continued development of products, systems and fluorescence assay and genomics technologies. As a result, we expect that our operating expenses will increase in the near term and, consequently, we will need to generate additional revenue to sustain profitability. Future revenue is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborative, service and license agreements, and to meet research, development and commercialization objectives under new and existing agreements. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR BUSINESS MODEL IS NOVEL, WHICH MAY DISCOURAGE THIRD PARTIES FROM USING OUR TECHNOLOGIES AND SERVICES.

We intend to use our UHTSS Platform and fluorescence assay technologies to rapidly identify for ourselves and our collaborators as many compounds with commercial potential as possible. Historically, because of the highly proprietary nature of these discovery activities, the importance of these activities to drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their programs, pharmaceutical and biotechnology companies have conducted molecular target screening and lead compound identification within their own internal research departments. Our ability to succeed will be dependent, in part, upon the willingness of multiple collaborators to accept our business model and to use our systems, services and technologies as a tool in the discovery and development of compounds with commercial potential. Because of the potential overlap of compounds and targets provided to us by our collaborators, conflicts may arise among collaborators as to rights to particular products developed as a result of being identified through the use of our technologies. Our failure to successfully manage existing and future collaborator relationships, maintain confidentiality among such relationships or prevent the occurrence of such conflicts could lead to disputes that result in, among other things, a significant strain on management resources, legal claims involving significant time and expense and loss of reputation, a loss of capital or a loss of collaborators, any of which could have a material adverse effect on our business, financial condition or results of operations.

WE MAY USE SUBSTANTIAL FUNDS AND MANAGEMENT EFFORT TO PURSUE ADDITIONAL COLLABORATIVE ARRANGEMENTS WITH NO ASSURANCE OF SUCCESSFULLY SELLING OUR PRODUCTS OR SERVICES OR ENTERING INTO A COLLABORATIVE AGREEMENT.

Our ability to enter into agreements with additional collaborators or to expand our agreements with existing collaborators depends in part upon potential collaborators being convinced that our technologies can help accelerate drug discovery efforts. This may require substantial time and effort on our part to educate potential collaborators and other users of our services and technologies on the efficiencies and potential benefits presented by our services and technologies. In addition, many of the collaborations involve the negotiation of customized terms regarding licensing, scope of agreement and types of services required. We may expend substantial funds and management effort to pursue collaborative opportunities with no assurance that a collaboration will result.

COMPETITION IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY RESULT IN COMPETING PRODUCTS AND TECHNOLOGIES THAT MAKE OURS OBSOLETE.

The biotechnology industry is characterized by rapid technological change. Competition is intense among pharmaceutical and biotechnology companies that attempt to identify compounds for development or support drug discovery efforts. Because the UHTSS instrumentation is designed to integrate a number of different technologies, we compete in many areas, including instrumentation, assay development, high throughput screening and functional genomics. We compete with instrumentation companies, the research departments of pharmaceutical and biotechnology companies and other commercial enterprises, as well as numerous academic and research institutions. Another technology provider may develop a product to compete with the UHTSS Platform or AMCS. Pharmaceutical, biotechnology and instrumentation companies that currently compete with us may merge or enter into alliances with other companies and become substantial multi-point competitors. Our collaborators may assemble their own ultra-high throughput screening systems by purchasing components or contracting for services from competitors. Genomics and combinatorial chemistry companies may also expand their business to include compound screening or screen development. Many of these pharmaceutical and biotechnology companies, which represent the greatest potential market for our systems, services and technologies, have developed or are developing internal programs and other methodologies to improve productivity, including major investments in robotics technology to permit the automated screening of compounds. Our technological approaches, in particular the UHTSS Platform and AMCS, may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by our current or future competitors.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS OR OTHER PROPRIETARY RIGHTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

We rely on patents to protect a large part of our intellectual property and our competitive position. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors of ours may develop products and technologies similar to ours that do not conflict with our patents. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded to us, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

BECAUSE OUR PRODUCTS AND SERVICES CURRENTLY DEPEND ON COMPONENTS AND TECHNOLOGIES LICENSED FROM THIRD PARTIES, A BREACH BY US OF ANY OF THE TERMS OF THESE LICENSES COULD RESULT IN THE LOSS OF ACCESS TO THESE COMPONENTS AND TECHNOLOGIES AND COULD DELAY OR SUSPEND OUR RESEARCH AND DEVELOPMENT PLANS.

Some aspects of our technology and products have been licensed from third parties. A failure by us to maintain the right to use these components could seriously harm our business, financial condition and results of operation. In particular, we are dependent, in part, on the patent rights licensed from third parties with respect to our fluorescence assay and screening technologies. Patent applications filed by us or our licensors may not result in patents being issued with respect to intellectual property we have licensed, claims of those patents may not offer sufficient protection, and any patents licensed by us may be challenged, narrowed, invalidated, or circumvented. We may also be subject to legal proceedings that result in the revocation of patent rights previously licensed to us, as a result of which we may be required to obtain licenses from others to continue to develop, test or commercialize our systems, services or technologies. We may not be able to obtain such licenses on acceptable terms, if at all, which would result in delays or a suspension of our research and development plans.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

We may be sued for infringing on the patent rights of others. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. The drug discovery industry, including screening technology companies, has a history of patent litigation and will likely continue to have patent litigation suits concerning drug discovery technologies. A number of patents have issued and may issue on certain targets or their use in screening assays that could prevent us and our collaborators from developing screens using such targets, or relate to certain other aspects of technology that we utilize or expect to utilize. From time to time we receive invitations from third parties to license patents owned or controlled by third parties. We evaluate these requests and intend to obtain licenses that are compatible with our business objectives. We may not be able to obtain any licenses on acceptable terms, if at all. Our inability to obtain or maintain patent protection or necessary licenses could have a material adverse effect on our business, financial condition or results of operations.

OTHER METHODS OF PROTECTING OUR TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY, INCLUDING CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS, MAY NOT ADEQUATELY PREVENT DISCLOSURE OF PROPRIETARY INFORMATION.

In addition to patent protection, we rely on a combination of copyright and trademark laws, trade secrets, know-how, and other contractual provisions and technical measures to protect our intellectual property rights. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These measures may not provide meaningful protection for our trade secrets or other confidential information and technology. We may not have adequate remedies in the event of unauthorized use or disclosure of our confidential and proprietary information. In addition, third parties may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain and maintain trade secret protection could adversely affect our competitive position.

IF OUR CONTRACTORS AND VENDORS FAIL TO PROVIDE US WITH ESSENTIAL COMPONENTS THAT WE NEED IN ORDER TO CONTINUE RESEARCH AND DEVELOPMENT, WE WOULD EXPERIENCE DELAYS AND ADDITIONAL EXPENSES.

We rely on a limited number of contractors, suppliers and vendors for the development, manufacture and supply of certain components in the areas of informatics, robotics, automated storage and retrieval, liquid handling systems, microfluidics and detection devices. Although we believe that alternative sources for these components are available, any interruption in the development, manufacture or supply of a single-sourced component could have a material adverse effect on our ability to develop the UHTSS Platform or other systems until a new source of supply is qualified, could subject us to penalties for delays in delivery of the UHTSS Platform and, as a result, could have a material adverse effect on our business, financial condition or results of operations. In addition, our current or future technology suppliers may not meet our requirements for quality, quantity or timeliness. If any of our current or future technology suppliers fails to deliver components, including mechanical components of the UHTSS Platform or our automated master compound store, that meet required specifications in a timely manner, or at all, it could significantly affect our ability to meet our contractual obligations to the UHTSS syndicate members and expose us to significant potential liabilities.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AS NECESSARY, IT COULD HARM OUR RESEARCH AND DEVELOPMENT EFFORTS AND WOULD IMPAIR OUT ABILITY TO COMPETE.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives, meet our commitments under existing agreements and our stock price could decline. We may not be able to attract or retain qualified employees in the future due to intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience resource constraints that will adversely affect our ability to meet the demands of our strategic partners in a timely fashion or to support our ability to attract and retain highly skilled scientists, including individuals with holding doctoral degrees in the basic sciences and engineers. All of our employees are at-will employees, which means that either the employee or Aurora may terminate their employment at any time.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our success will depend on our ability to expand and manage our operations and facilities. To be cost-effective and timely in the development and installation of our systems, services and technologies, we must coordinate the integration of multiple technologies in complex systems, both internally and for our collaborators. We may not be able to manage our growth, to meet the staffing requirements of additional collaborative relationships or successfully assimilate and train new employees. If we continue to grow, our existing management skills and systems may not be adequate and we may not be able to manage any additional growth effectively. If we fail to achieve any of these goals, there could be a material adverse effect on our business, financial condition or results of operations.

IF WE ENGAGE IN ANY MERGER OR ACQUISITION TRANSACTIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY POTENTIALLY FACE OTHER RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do pursue an acquisition strategy, we could:

- Issue equity securities which could dilute current stockholders' percentage ownership;

-        Incur substantial debt; or

-        Assume contingent liabilities.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our collaborators. Further, recent proposed accounting changes could result in a negative impact on our results of operations as well as the resulting cost of the acquisition. Any of these adverse consequences could harm our business.

IF WE REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, WE MAY NEED TO ENTER INTO FINANCING ARRANGEMENTS WITH UNFAVORABLE TERMS OR WHICH COULD ADVERSELY AFFECT YOUR OWNERSHIP INTEREST AND RIGHTS AS COMPARED TO OTHER STOCKHOLDERS.

We may be required to raise additional capital over a period of several years in order to expand our operations or acquire new technology. We may raise this additional capital through additional public or private equity financings, borrowings and other available sources. Our business or operations may change in a manner that would consume available resources more rapidly than anticipated, or substantial additional funding may be required before we can sustain profitable operations. If additional financing is required to operate our business, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited.

If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock and the terms of that debt could impose restrictions on our operations.

OUR TECHNOLOGIES AND PRODUCTS MAY NOT RESULT IN THE DISCOVERY AND
COMMERCIALIZATION OF DRUG PRODUCTS AND WE MAY NOT GENERATE REVENUES FROM MILESTONES OR ROYALTIES IN THE FUTURE.

Many of our agreements with collaborators and technology licensees provide that we may receive milestone payments or royalties based on future sales of drug products discovered through the use of our services, technologies and products. Use of our services, technologies or products may not result in the discovery of [lead compounds] that will be safe or effective. Our screens may result in developed and commercialized pharmaceutical products that could generate milestone payments and royalties only after lengthy and costly pre-clinical and clinical development efforts, the receipt of necessary regulatory approvals, including approvals by the FDA and equivalent foreign authorities, and the integration of manufacturing capabilities and successful marketing efforts, all of which must be performed by our collaborators. We do not currently intend to perform any of these activities. Our collaborators may decide not to develop or commercialize lead compounds identified through the use of our technologies. Development and commercialization of lead compounds depend not only on the achievement of research objectives by us and our collaborators, but also on each collaborator's own financial, competitive, marketing and strategic considerations, all of which are outside our control. Our collaborators may not successfully perform their development, regulatory, compliance, manufacturing or marketing functions. Products may not be developed and commercialized as a result of our collaborations and any development or commercialization may not be successful. If commercialization of lead compounds is successful, disputes may arise over payments to us. We do not expect to receive royalties or other revenues from commercial sales of products based upon any compound identified using our technologies for at least several years, if at all.

DRUG PRODUCTS DEVELOPED AND COMMERCIALIZED BY OUR COLLABORATIVE PARTNERS WILL LIKELY REQUIRE REGULATORY APPROVALS, WHICH MAY REDUCE OUR POTENTIAL REVENUES FROM MILESTONES OR ROYALTIES.

If a collaborator successfully identifies a drug product for development and commercialization, it will likely be subject to extensive government regulation. Regulation by the FDA and other governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a collaborator. We do not currently plan to develop our own pharmaceutical products. Pharmaceutical products developed by our collaborators will require lengthy and costly pre-clinical and clinical trials and regulatory approval by governmental agencies prior to commercialization. Approvals may not be granted despite substantial time and resources required to obtain approvals and comply with appropriate statutes and regulations. Delays in obtaining regulatory approvals would adversely affect the marketing of any drugs developed by our collaborators, diminish any competitive advantages that our collaborators may attain and therefore adversely affect our ability to receive royalties or milestone payments.

WE MAY BE SUED FOR PRODUCT LIABILITY.

We may be held liable if any product we develop, or any product which is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage against potential liabilities and we may not be able to obtain sufficient coverage at a reasonable cost. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance, or obtain insurance at a reasonable cost, which could prevent or inhibit the our commercialization of products or technologies. If we are sued for any injury caused by our technology or products, our liability could exceed our total assets.

OUR ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS, WHICH SUBJECT US TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES.

Our business involves the controlled storage, use and disposal of hazardous materials, including chemical, biological and radioactive materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs or impairment of our research, development or production efforts in order to comply with current or future environmental laws and regulations.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future as a result of many factors, many of which are out of our control. For example, our revenues have varied dramatically as a result of the timing of fees we obtain under our various collaborative, technology licensing and services agreements, as these payments are frequently comparatively large and are recognized unevenly over time. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

-        Termination of collaborative agreements;

- Our ability to enter into new agreements with collaborative partners or technology licensees;

- Our ability to complete delivery requirements under existing collaborative agreements;

-        Our acquisition of complimentary businesses or technologies; and

- General and industry specific economic conditions, which may affect our customers' research and development expenditures.

If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed.

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF THE INDUSTRY IN WHICH WE OPERATE.

The market prices for securities of comparable technology companies, particularly life science companies, have been highly volatile and the market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by us or its competitors, disputes or other developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to systems, services or technologies under development by us, its collaborative partners or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in our revenue and financial results and other factors may have a significant impact on the market price of our Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and materially adverse impact on the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against those companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition or results of operations.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, EVEN IF THE ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could discourage potential take-over attempts and could adversely affect the market price for our common stock. Because of these provisions, you may not be able to receive a premium on your investment.

FUTURE SALES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS OR BY US COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that sales could occur could cause the market price of our common stock to drop. Likewise, additional equity financings or other share issuances by us could adversely affect the market price of our common stock.

ITEM 2.           PROPERTIES

We lease approximately 81,200 square feet of space used for laboratory and administrative purposes in San Diego, California. These facilities are leased through September 15, 2008. We believe these facilities are adequate for our current and near-term projected needs and that additional space at a nearby location will be available as needed.

ITEM 3.           LEGAL PROCEEDINGS

In March 1999, we filed an action against Anticancer, Inc. in the U.S. District Court for the Southern District of California (99 CV 0387 E (POR)). Our complaint alleged that Anticancer infringed our U.S. Patent Nos. 5,625,048 and 5,777,079 by employing our GFP patented technology in AntiCancer's business, including AntiCancer's MetaMouse-Registered Trademark technology. The suit was settled in September 1999. Under the terms of the settlement agreement, we granted AntiCancER, Inc. certain rights to use our GFP technology, specifically, our Aequorea victoria mutant GFP's, for use in AntiCancer's MetaMouse-Registered Trademark technology, includINg providing services to third parties. The agreement provides for us to receive upfront and annual payments, as well as specified royalty payments, from AntiCancer.

We are not a party to any pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

(a) Our common stock began trading on the Nasdaq National Market under the symbol "ABSC" on June 19, 1997. The following table presents high and low sales prices of our common stock, as reported by Nasdaq, for the periods indicated:



1997                                                                          HIGH              LOW
----                                                                          ----              ---
Second Quarter (beginning June 19, 1997)                                   $    12.25       $    10.00
Third Quarter                                                                   15.63             9.38
Fourth Quarter                                                                  15.75            11.00

1998

First Quarter                                                                   14.38            10.25
Second Quarter                                                                  12.38             5.88
Third Quarter                                                                    9.25             3.75
Fourth Quarter                                                                   8.00             4.00

1999

First Quarter                                                                    9.63             6.00
Second Quarter                                                                   7.97             4.88
Third Quarter                                                                   17.38             6.63
Fourth Quarter                                                                  30.06             9.88


      As of February 25, 2000, there were approximately 172 stockholders of record of our common stock. We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

      RECENT SALES OF UNREGISTERED SECURITIES

      On February 10, 2000, we sold 1,800,000 shares of our common stock to selected institutional and other accredited investors at a price of $42 per share with net proceeds of approximately $71 million after deducting fees and expenses. B.T. Alex Brown acted as the placement agent in connection with this transaction. We issued these shares in reliance upon the exemption from securities regulation afforded by Rule 506 of Regulation D under the Securities Act.

ITEM 6.           SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the financial statements and accompanying notes included elsewhere in this document.


                                                                                                                     PERIOD FROM
                                                                                                                     MAY 8, 1995
                                                                   YEARS ENDED DECEMBER 31,                        (INCEPTION) TO
                                             ---------------- ----------------- ---------------- -----------------  DECEMBER 31,
                                                  1999              1998             1997              1996             1995
                                             ---------------- ----------------- ---------------- ----------------- ----------------
STATEMENT OF OPERATIONS DATA:                                      (in thousands, except per share amounts)

Revenue                                      $                $                 $                $                 $
                                                       50,324           26,538            14,908           2,217                 -

Operating expenses:
   Cost of revenue                                     27,779           23,777             6,983               -                 -
   Research and development                            11,593           17,146             5,406           4,396               366
   Selling, general and administrative                 11,535            6,068             3,679           1,275                46
                                             ---------------- ----------------- ---------------- ----------------- ----------------
      Total operating expenses                         50,907           46,991            16,068           5,671               412
                                             ---------------- ----------------- ---------------- ----------------- ----------------
Loss from operations                                     (583)         (20,453)           (1,160)         (3,454)             (412)
Interest income                                         1,543            2,445             1,793             580                 -
Interest expense                                         (691)            (645)             (346)            (59)                -
                                             ---------------- ----------------- ---------------- ----------------- ----------------
Income (loss) before income taxes                         269          (18,653)              287          (2,933)             (412)
Income taxes                                             (117)               -               (20)              -                 -
                                             ---------------- ----------------- ---------------- ----------------- ----------------
Net income (loss)                              $         152    $      (18,653)   $         267  $        (2,933)  $          (412)
                                             ================ ================= ================ ================= ================

Basic income (loss) per share                  $         0.01   $        (1.14)   $         0.03 $         (3.86)  $     (5,146.59)
                                             ================ ================= ================ ================= ================
Diluted income (loss) per share                $         0.01   $        (1.14)   $         0.02 $         (3.86)  $     (5,146.59)
                                             ================ ================= ================ ================= ================

Shares used in computing:

    Basic income (loss) per share                      16,967           16,312             8,970             760               < 1
                                             ================ ================= ================ ================= ================
    Diluted income (loss) per share                    18,241           16,312            15,423             760               < 1
                                             ================ ================= ================ ================= ================




                                                                                 DECEMBER 31,
                                             ---------------- ----------------- ---------------- ----------------- ----------------
                                                  1999              1998             1997              1996             1995
                                             ---------------- ----------------- ---------------- ----------------- ----------------
BALANCE SHEET DATA:                                                             (in thousands)

Cash, cash equivalents and investments         $      36,618    $       28,026    $      48,906  $        13,167   $            11
Total assets                                           63,862           50,955            63,036          17,515               115
Capital lease obligations, less current
    portion                                             4,343            4,788             3,422           1,111                 -
Accumulated deficit                                   (21,579)         (21,731)           (3,078)         (3,345)             (412)
Total stockholders' equity                             40,314           37,542            54,364          15,184              (412)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS INCLUDING THE ABILITY TO ATTRACT ADDITIONAL COLLABORATIVE PARTNERS, DEVELOPMENT OR AVAILABILITY OF COMPETING SYSTEMS, AND THE ABILITY TO MEET EXISTING COLLABORATIVE COMMITMENTS. YOU ARE ENCOURAGED TO REVIEW THE RISK FACTORS DISCUSSED IN "BUSINESS - RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K FOR A MORE COMPLETE DISCUSSION OF THOSE RISKS AND UNCERTAINTIES.

OVERVIEW

Aurora Biosciences Corporation combines innovative biotechnology with its novel, high-technology automation and software to provide solutions to challenges in drug discovery for the pharmaceutical and biotechnology industries. Our core technologies include a broad portfolio of proprietary fluorescence assay technologies; our functional genomics GenomeScreen-TM- program; and our ultra-high throughput screening system, or UHTSS-TM- Platform, and subsysteMS to miniaturize and automate assays derived from those technologies within a computer-controlled integrated system, capable of searching through expansive libraries of compounds to identify those that might lead to new medicines. We seek to become a leader in providing services, technology and information that enhance and accelerate our customers' ability to discover new therapeutics through three main strategies:

- providing customized drug discovery services, allowing the customer to outsource some part or all of its discovery needs;

- developing and selling systems, instruments and technologies to augment the customer's own discovery efforts; and

-        licensing our growing intellectual property portfolio.

We had an accumulated deficit of $21.6 million as of December 31, 1999. Our objective for 2000 is to continue increasing revenue, with modest expense increases, and to maintain profitability for the full year. Our ability to maintain profitability will depend in part on our ability to successfully complete development, manufacture and delivery of UHTSS Platforms that meet contractual specifications, continue to provide drug discovery services to pharmaceutical and biotechnology customers and achieve the required further growth of sales of our systems, services and technologies.

Revenue is predominately sales to corporate collaborators of services, technology, instruments and intellectual property licenses. Sales to date have been generated from a limited number of collaborators in the biotechnology and pharmaceutical industries in the U.S. and Europe.

Many of our agreements provide for future milestone payments from drug development achievements and royalties from the sale of products derived from certain of our technologies. However, collaborators may not ever generate products from technology provided by us and thus we may not ever receive milestone payments or royalties. We believe our ability to maintain profitability is not dependent on receipt of milestone payments or royalties.

We may encounter significant fluctuations in our quarterly financial performance depending on factors such as revenue from existing and future contracts and collaborations, timing of the delivery of technologies and systems and the completion of contracted service commitments to our collaborators. We will also continue to invest in new technologies to expand our core drug discovery capabilities. Accordingly, our results of operations for any period may not be comparable to, or predictive of, the results of operations for any other period.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUE
Revenue increased 90% to $50.3 million in 1999 from $26.5 million in 1998, which was an increase of 78% from $14.9 million in 1997. The increase in 1999 resulted primarily from new agreements executed during the year, including a five-year services, systems and technology access collaborative agreement with Pfizer, Inc., drug discovery services agreements with Pharmacia & Upjohn, Inc. and F.Hoffman-LaRoche, and licensing agreements with Clontech Laboratories, Inc. and ZymoGenetics, Inc. Increased revenue under a collaborative agreement with Bristol-Myers Squibb Pharmaceutical Research

Institute executed in 1996 also contributed to the overall increase in revenue in 1999. The increase in 1998 resulted primarily from our collaborative agreements with Warner-Lambert Company and Merck & Co., Inc. executed in 1997, and an agreement with Warner-Lambert executed in 1998 to develop an automated master compound storage, or AMCS-TM- system.

EXPENSES
Total operating expenses increased 8% to $50.9 million in 1999 from $47.0 million in 1998, which was an increase of 192% from $16.1 million in 1997. The increases in operating expenses resulted primarily from our growth, our product development efforts, drug discovery services offerings and research and development programs. This growth was reflected by the increase to 187 employees at December 31, 1999 from 150 at December 31, 1998 and 88 at December 31, 1997, and by the expansion of facilities in October 1997 to 81,000 square feet from 22,000 square feet.

Cost of revenue increased 17% to $27.8 million in 1999 from $23.8 million in 1998, which was an increase of 241% from $7.0 million in 1997. In addition to the growth of operations as noted above, the increases in cost of revenue was primarily a result of increased purchases of materials and increased technology development expenses related to the development of the UHTSS Platform, the AMCS and screening subsystems for our collaborators. Also contributing to the increase in 1999 were costs related to the completion of contracted service commitments under new drug discovery services agreements.

Research and development decreased 32% to $11.6 million in 1999 from $17.1 million in 1998, which was a 217% increase from $5.4 million in 1997. The decrease in 1999 reflects a shift in drug discovery services resources from internal research and development to external customer-funded activities to support new as well as ongoing drug discovery services agreements in 1999. In addition, non-recurring items in 1998 such as licensing of technology from OSI Pharmaceuticals, Inc. and Xenometrix, Inc. and the costs of initiating a collaboration with SIDDCO, Inc. to produce a large library of compounds for our UHTSS Platform contributed to the decrease in 1999 and the increase in 1998. The increase in 1998 was also attributable to ongoing development of a UHTSS Platform and an AMCS for us, and the expansion of our human cell functional genomics GenomeScreen-TM- program.

Selling, general and administrative expenses increased 90% to $11.5 million in 1999 from $6.1 million in 1998, which was a 65% increase from $3.7 million in 1997. The increases were primarily attributable to the growth of operations as noted above, including increases in staffing of the executive, legal and commercial development functions.

INTEREST AND OTHER INCOME
Net interest income decreased 53% to $0.9 million in 1999 from $1.8 million in 1998, which was a 24% increase from $1.4 million in 1997. The decrease in 1999 primarily reflected interest income from lower average cash and investment balances during the year. The increase in 1998 resulted from interest income from higher average cash and investment balances due to receipts under collaborative agreements and proceeds from our initial public offering in June 1997. Interest income was partially offset by interest expense incurred on capital lease and loan obligations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, we held cash, cash equivalents and investment securities available-for-sale of $36.6 million and working capital of $25.8 million. We have funded operations through December 31, 1999 primarily through receipts from corporate collaborations of $99 million, issuance of equity securities with aggregate net proceeds of $59 million, capital equipment lease financing of $12 million and interest income of $6 million.

In February 2000, we completed a private placement of 1.8 million shares of newly issued common stock to selected institutional and other accredited investors. The purchase price was $42.00 per share, resulting in net proceeds of approximately $71 million.

Our facility lease agreement is secured by a letter of credit, which is secured by a certificate of deposit recorded as restricted cash. At December 31, 1999, restricted cash totaled $0.7 million. The letter of credit will be reduced over the next two years on a predetermined schedule.

We have entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $5.7 million over the next four years.

Our strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and payments for system validation. The UHTSS Platform co-development syndicate currently includes Bristol-Myers, Warner-Lambert, Merck and Pfizer. We have also entered into agreements with Warner-Lambert and Pfizer to develop AMCS systems. In addition, we have entered into collaborations with Cytovia, Inc., Pharmacia & Upjohn, Inc., F.Hoffman-LaRoche and Cystic Fibrosis Foundation to provide screen development and/or screening services, and with Warner-Lambert, Merck, Becton Dickinson and the National Cancer Institute for functional genomics programs. We have entered into ion channel technology agreements with Bristol-Myers, Eli Lilly and Company, Glaxo Wellcome, American Home Products and Merck. Other collaborations include a combinatorial chemistry agreement with SIDDCO to synthesize large libraries of chemical compounds for us.

Our ability to achieve sustained profitability will be dependent upon our ability to sell new products and services, and to increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. Our revenue goals may not be met. Although we are actively seeking to enter into additional collaborations, we may not be able to negotiate additional collaborative agreements on acceptable terms, if at all. Some of our current collaborative agreements may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of our collaborators would be required to pay some penalties in the event they terminate their agreements without cause, any of our collaborators may elect to terminate their agreements with us. In addition, collaborators may terminate their agreements for cause if we cannot deliver the technology in accordance with the agreements. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from the agreements. Current or future collaborative agreements may not be successful and provide us with expected benefits. Termination of our existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms or generate sufficient revenues from our services and technologies could have a material adverse effect on our business, financial condition or results of operations.

The complexity of both the UHTSS Platform and AMCS has led to unexpected delays in developing these platforms that may lead to financial penalties and contractual disputes regarding the delivery and acceptance of these platforms by our customers. Because we are also dependent in part on the performance of our customers and suppliers in order to deliver these platforms, our ability to timely deliver these platforms may be outside of our control. Some of our agreements with our customers provide for penalties to be paid by us if we do not meet development schedules contained in the agreements. Our agreement with Bristol-Myers provides for penalty payments up to a maximum of $1,000,000 if we fail to deliver the completed UHTSS Platform by a specified time. Our agreement with Warner-Lambert provides for penalty payments up to a maximum of $888,300 if we fail to deliver the completed AMCS according to a specified development schedule. Although we are currently negotiating with Warner-Lambert to modify the development schedule contained in that agreement, we are currently subject to penalty payments. If we are unable to renegotiate the development schedule in our agreement with Warner-Lambert, or if we fail to meet the development schedule and become subject to penalties under our agreement with Bristol-Myers, we may be required to pay substantial penalties which could have a material adverse effect on our business, financial condition or results of operations.

We may be required to raise additional capital over the next several years in order to conduct or expand our operations or acquire new technology. This capital may be raised through additional public or private equity financings, borrowings and other available sources. Our business or operations may change in a manner that would consume available resources more rapidly than anticipated and substantial additional funding may be required before we can sustain profitable operations. We may not continue to generate sales from and receive payments under existing collaborative agreements and existing or potential revenue may not be adequate to fund our operations. If additional funding becomes necessary, it may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with others that may have a material adverse effect on our business, financial condition or results of operations.

IMPACT OF YEAR 2000

The nature and progress of our plans to ensure our operations would not be adversely impacted by the inability of computer systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue) have been discussed in prior years. In late 1999, we completed our modifications and conversions of existing software and certain hardware. As a result of those planning and implementation efforts, we experienced no significant disruptions in its computer systems and believe those systems successfully responded to the Year 2000 date change. We expensed less than $50,000 during 1999 in connection with the Year 2000 issue. We are not aware of any material problems resulting from the Year 2000 issue, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our computer systems and those of our suppliers to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We invest our excess cash in interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in our proxy statement to be filed in connection with the solicitation of proxies for our 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The required information concerning our executive officers is contained in
Item 1 of Part I of this Form 10-K.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)      Exhibits



     EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      ------        -----------------------
      3.4(1)        Restated Certificate of Incorporation.
      3.5(1)        Restated Bylaws.
      4.1           Reference is made to Exhibits 3.4 and 3.5.
      4.2(1)        Form of Common Stock Certificate.
      4.3(1)        Amended and Restated Investors' Rights Agreement dated as of
                    December 27, 1996 between the Registrant and the individuals and entities listed in the signature pages thereto.
     10.1(1)        Form of Indemnity Agreement entered into between Registrant and its directors and officers.
     10.2(1)#       Registrant's 1996 Stock Plan, as amended and restated (the
                    "1996 Stock Plan").
     10.3(1)#       Form of Incentive Stock Option Agreement under the 1996
                    Stock Plan.
     10.4(1)#       Form of Nonstatutory Stock Option Agreement under the 1996
                    Stock Plan.
     10.5(1)#       Form of Restricted Stock Purchase Agreement under the 1996
                    Stock Plan.
     10.6(1)#       Registrant's Employee Stock Purchase Plan and related
                    offering document.
     10.7(1)#       Registrant's Non-Employee Directors' Stock Option Plan.
     10.8(1)#       Form of Nonstatutory Stock Option under Registrant's
                    Non-Employee Directors' Stock Option Plan.
     10.9(1)#       Employment Agreement dated January 23, 1996 between the
                    Registrant and Timothy J. Rink, as subsequently amended on
                    March 8, 1996.
     10.10(1)#      Employment Agreement dated August 6, 1996 between the
                    Registrant and J. Gordon Foulkes.
     10.11(1)       Preferred Stock Purchase Agreement dated as of March 8, 1996 between the Registrant and the individuals and entities
                    listed in the signature pages thereto.
     10.12(1)       Series D Preferred Stock Purchase Agreement dated as of
                    December 27, 1996 between the Registrant and the individual and entities listed in the signature pages thereto.
     10.13(1)       Sublease dated May 29, 1996 between the Registrant and
                    Torrey Pines Science Center Limited Partnership, as
                    subsequently amended on August 31, 1996.
     10.14(1)       Master Lease Agreement dated May 17, 1996 between the
                    Registrant and Lease Management Services Incorporated.
     10.15(1)       Equipment Financing Agreement dated May 17, 1996 between the
                    Registrant and Lease Management Services Incorporated.
     10.16(1)       Security Deposit Pledge Agreement dated May 17, 1996 between the Registrant and Lease Management Services Incorporated.
     10.17(1)*      Exclusive License Agreement for Fluorescent Assay
                    Technologies dated June 17, 1996

     EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      ------        -----------------------
                    between the Registrant and The Regents of the University
                    of California.
     10.18(1)*      License Agreement dated August 2, 1996 between the
                    Registrant and California Institute of Technology.
     10.19(1)*      License Agreement dated October 4, 1996 between the
                    Registrant and the State of Oregon, acting by and through
                    the State Board of Higher Education on behalf of the
                    University of Oregon.
     10.20(1)*      Research Agreement dated April 2, 1996 between the
                    Registrant and Sequana Therapeutics, Inc.
     10.21(1)*      Collaboration and License Agreement effective as of April
                    24, 1996 between the Registrant and Packard Instrument
                    Company, Inc.
     10.22(1)*      Collaborative Research and License Agreement dated November
                    26, 1996 between the Registrant and Bristol-Myers Squibb
                    Pharmaceutical Research Institute.
     10.23(1)*      Collaborative Research and License Agreement dated December
                    18, 1996 between the Registrant and Eli Lilly and Company.
     10.24(1)*      Collaboration Agreement effective as of February 1, 1997
                    between the Registrant and Allelix Biopharmaceuticals Inc.
     10.25(1)       Multi-Tenant Industrial Lease dated April 7, 1997 between
                    the Registrant and AEW/LBA Acquisition Co. II, LLC., as
                    subsequently amended on June 12, 1997.
     10.26(2)       First Amendment dated September 1, 1997, to Multi-Tenant
                    Industrial Lease between the Registrant and AEW/LBA
                    Acquisition Co. II, LLC.
     10.27(2)*      Collaborative Research and License Agreement dated September
                    22, 1997 between the Registrant and Warner-Lambert Company.
     10.28(3)*      Collaborative Research and License Agreement dated December
                    18, 1997 between the Registrant and Merck & Co., Inc.
     10.29(3)       Negative Covenant Pledge Agreement dated September 29, 1997 between the Registrant and Lease Management Services
                    Incorporated.
     10.30(3)       Collateral Security Agreement dated December 16, 1997
                    between the Registrant and Lease Management Services
                    Incorporated.
     10.31(3)*      Packard Aurora Supply Agreement dated February 5, 1998
                    between the Registrant and Packard Instrument Company, Inc.
     10.32(3)*      Amendment to Collaboration and License Agreement dated
                    February 7, 1998, to Collaboration and License Agreement
                    effective as of April 24, 1996 between the Registrant and
                    Packard Instrument Company, Inc.
     10.33(3)#      Amendment dated January 2, 1998, to Employment Agreement
                    between the Registrant and J. Gordon Foulkes.
     10.34(4)*      Combinatorial Chemistry Agreement dated April 25, 1998
                    between the Registrant and SIDDCO, Inc.
     10.35(4)*      Agreement dated June 11, 1998 between the Registrant and J.
                    Gordon Foulkes.
     10.36(4)       Agreement dated July 16, 1998 between the Registrant and
                    Deborah J. Tower.
     10.37(5)*      Collaborative Research Agreement dated July 16, 1998 between the Registrant and Cytovia, Inc.
     10.38(5)*      AMCS Development Agreement dated August 21, 1998 between the
                    Registrant and Warner-Lambert Company.
     10.39(6)#      Promissory Note dated February 18, 1997 between the
                    Registrant and Harry Stylli.
     10.40(6)#      Terms of employment dated December 3, 1997 between the
                    Registrant and Paul J. England.
     10.41(6)#      Terms of employment dated June 9, 1998 between the
                    Registrant and Thomas G. Klopack.
     10.42(6)*      Termination Agreement between the Registrant and Packard
                    Instrument Company, Inc.
     10.43(6)#      Loan Agreement and Promissory Note dated December 23, 1998 between the Registrant and Thomas G. Klopack.
     10.44(7)*      Collaborative Research and License Agreement effective as of
                    February 5, 1999 between the Registrant and The Pharmacia &
                    Upjohn Company.
     10.45(7)*      Collaborative Research and License Agreement effective as of
                    February 16, 1999 between the Registrant, F.Hoffmann-LaRoche
                    Ltd. and Hoffmann-LaRoche, Inc.
     10.46(7)       Loan and Security Agreement dated February 26, 1999 between the Registrant and General Electric Capital Business Asset
                    Funding Corporation.
     10.47(7)*      License Agreement effective as of March 10, 1999 between the
                    Registrant and Clontech Laboratories, Inc.

     EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      ------        -----------------------
     10.48(8)*      Collaborative Research and License Agreement effective as of
                    June 15, 1999 between the Registrant and Pfizer
                    Incorporated.
     10.49(9)*      Collaborative Research and License Agreement (Second
                    Amendment) effective as of July 29, 1999 between the
                    Registrant and Bristol-Myers Squibb Pharmaceuticals Research
                    Institute.
     10.50(9)#      Agreement dated November 2, 1999 between the Registrant and
                    Timothy J. Rink, M.D., Sc.D.
     10.51#         Agreement dated December 7, 1999 between the Registrant and
                    Stuart J.M. Collinson, Ph.D.
     10.52**        Third Amendment to Collaborative Research and License
                    Agreement effective as of November 22, 1999 between the
                    Registrant and Eli Lilly and Company.
     10.53**        Instrument, Assay Development and License Agreement
                    effective as of December 15, 1999 between the Registrant and
                    Glaxo Research and Development Ltd. and Glaxo Group Ltd.
     10.54**        Instrument, Assay Development and License Agreement
                    effective as of December 16, 1999 between the Registrant and
                    Wyeth-Ayerst.
     10.55**        License Agreement effective as of December 17, 1999 between the Registrant and ZymoGenetics, Inc.
     10.56#         Agreement effective as of January 1, 2000 between the
                    Registrant and Timothy J. Rink, M.D., Sc.D.
     23.1           Consent of Ernst & Young LLP, Independent Auditors.
     27.1           Financial Data Schedule related to the Financial Statements for the fiscal year ended December 31, 1999.
--------------

          (1) Previously filed as exhibits of the same number with the Registrant's Registration Statement on Form S-1 (No. 333-23407) or amendments thereof, and incorporated herein by reference.
          (2) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-22669) and incorporated herein by reference.
          (3) Previously filed as exhibits of the same number with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (No. 0-22669) and incorporated herein by reference.
          (4) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (No. 0-22669) and incorporated herein by reference.
          (5) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 0-22669) and incorporated herein by reference.
          (6) Previously filed as exhibits of the same number with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (No. 0-22669) and incorporated herein by reference.
          (7) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 0-22669) and incorporated herein by reference.
          (8) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (No. 0-22669) and incorporated herein by reference.
          (9) Previously filed as exhibits of the same number with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (No. 0-22669) and incorporated herein by reference.
          * The Company has been granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
          ** The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
          # Indicates management contract or compensatory plan or arrangement.

(d)      Financial Statement Schedules

         See Item 14 (a) (2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2000.

                             By:     /S/ STUART J.M. COLLINSON
                                ----------------------------------------------
                                         Stuart J.M. Collinson
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                         DATE
      /s/ STUART J.M. COLLINSON                   President, Chief Executive          March 9, 2000
----------------------------------------        Officer and Director (PRINCIPAL
    Stuart J.M. Collinson, Ph.D.                      EXECUTIVE OFFICER)


        /s/ JOHN R. PASHKOWKSY                    Vice President, Finance             March 9, 2000
----------------------------------------          (PRINCIPAL FINANCIAL AND
         John R. Pashkowsky                          ACCOUNTING OFFICER)


         /s/ TIMOTHY J. RINK                         Chairman of the Board            March 9, 2000
----------------------------------------
 Timothy J. Rink, M.A., M.D., Sc.D


          /s/ JAMES C. BLAIR                               Director                   March 9, 2000
----------------------------------------
       James C. Blair, Ph.D.


      /s/ HUGH Y. RIENHOFF, JR.                            Director                   March 9, 2000
----------------------------------------
    Hugh Y. Rienhoff, Jr., M.D.


         /s/ ROY A. WHITFIELD                              Director                   March 9, 2000
----------------------------------------
          Roy A. Whitfield


       /s/ TIMOTHY J. WOLLAEGER                            Director                   March 9, 2000
----------------------------------------
        Timothy J. Wollaeger

                         AURORA BIOSCIENCES CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
Report of Ernst & Young LLP, Independent Auditors...............................................        F-2

Balance Sheets as of December 31, 1999 and 1998.................................................        F-3

Statements of Operations for the years ended December 31, 1999, 1998 and 1997...................        F-4

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.........        F-5

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...................        F-6

Notes to Financial Statements...................................................................        F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aurora Biosciences Corporation

We have audited the accompanying balance sheets of Aurora Biosciences Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Biosciences Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                       ERNST & YOUNG LLP

San Diego, California
February 10, 2000

                         AURORA BIOSCIENCES CORPORATION

                                 BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                             -------------------------------
                                                                                 1999               1998
                                                                             ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 15,934,352       $  9,477,916
   Investment securities, available-for-sale                                   20,683,696         18,547,991
   Accounts receivable                                                          5,282,485          3,750,291
  Notes receivable from officers and employees                                     50,000            210,000
   Prepaid expenses                                                             1,443,840            475,927
   Other current assets                                                         1,623,301          1,104,249
                                                                             ------------       ------------
      Total current assets                                                     45,017,674         33,566,374
Equipment, furniture and leaseholds, net                                       11,892,398         10,863,357
Notes receivable from officers and employees                                      115,000            210,000
Restricted cash                                                                   669,810          1,096,034
Other assets                                                                    6,167,578          5,218,951
                                                                             ------------       ------------
     Total assets                                                            $ 63,862,460       $ 50,954,716
                                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  3,832,428       $  3,216,696
   Accrued compensation                                                         2,219,172            550,770
   Other current liabilities                                                      442,200            391,694
   Unearned revenue                                                            10,214,848          2,440,833
   Capital lease and loan obligations, current portion                          2,497,046          2,024,786
                                                                             ------------       ------------
      Total current liabilities                                                19,205,694          8,624,779
Capital lease and loan obligations, less current portion                        4,342,726          4,787,667

Commitments

Stockholders' equity:
   Preferred stock, $.001 par value; 7,500,000 shares authorized and no
    shares issued and outstanding                                                      --                 --
   Common stock, $.001 par value; 50,000,000 shares authorized,
    17,442,741 and 17,024,919 shares issued and outstanding at December
    31, 1999 and 1998, respectively                                                17,443             17,025
   Additional paid-in capital                                                  62,754,348         61,496,842
   Accumulated other comprehensive loss                                           (48,567)                --
   Deferred compensation                                                         (830,112)        (2,240,606)
   Accumulated deficit                                                        (21,579,072)       (21,730,991)
                                                                             ------------       ------------
     Total stockholders' equity                                                40,314,040         37,542,270
                                                                             ============       ============
     Total liabilities and stockholders' equity                              $ 63,862,460       $ 50,954,716
                                                                             ============       ============


                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                 --------------------- ---------------------- ----------------------
                                                         1999                  1998                   1997
                                                 --------------------- ---------------------- ----------------------

 Revenue                                            $  50,324,301         $  26,537,888           $ 14,907,749

 Operating expenses:
    Cost of revenue                                    27,778,868            23,777,215              6,982,875
    Research and development                           11,593,538            17,145,787              5,405,731
    Selling, general and administrative                11,535,118             6,067,445              3,679,317
                                                 --------------------- ---------------------- ----------------------
       Total operating expenses                        50,907,524            46,990,447             16,067,923
                                                 --------------------- ---------------------- ----------------------

 Loss from operations                                    (583,223)          (20,452,559)            (1,160,174)

 Interest income                                        1,543,011             2,444,836              1,793,691
 Interest expense                                        (690,869)             (645,395)              (346,183)
                                                 --------------------- ---------------------- ----------------------
 Income (loss) before income taxes                        268,919           (18,653,118)               287,334
 Income taxes                                            (117,000)                    -                (20,000)
                                                 --------------------- ---------------------- ----------------------
 Net income (loss)                                $       151,919         $ (18,653,118)         $     267,334
                                                 ===================== ====================== ======================

Basic income (loss) per share                     $          0.01         $       (1.14)         $        0.03
                                                 ===================== ====================== ======================
Diluted income (loss) per share                   $          0.01         $       (1.14)         $        0.02
                                                 ===================== ====================== ======================

Shares used in computing:
   Basic income (loss) per share                       16,967,124            16,312,194              8,970,183
                                                 ===================== ====================== ======================
   Diluted income (loss) per share                     18,241,349            16,312,194             15,422,755
                                                 ===================== ====================== ======================

                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999



                                                      PREFERRED STOCK                     COMMON STOCK                ADDITIONAL
                                             ----------------------------        ----------------------------          PAID-IN
                                                 SHARES        AMOUNT               SHARES             AMOUNT          CAPITAL
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 1996                   9,915,973      $      9,916         2,865,156      $      2,865      $ 18,887,790
  Costs incurred in connection with
     issuance of Series D preferred                   --                --                --                --           (37,485)
     stock

  Conversion of Series A, B, C and D
     preferred stock into common stock        (9,915,973)           (9,916)        9,915,973             9,916                --
  Exercise of warrants to purchase
     common stock                                     --                --            45,290                45               (45)
  Issuance of common stock, net                       --                --         4,206,466             4,207        37,905,268
  Deferred compensation related to
     stock and stock options                          --                --                --                --         3,741,944
  Amortization of deferred compensation               --                --                --                --                --
  Net income                                          --                --                --                --                --
                                              ------------      ------------      ------------       ------------    ------------
Balance at December 31, 1997                          --                --        17,032,885            17,033        60,497,472
  Issuance of common stock, net                       --                --           125,369               125           511,510
  Issuance of common stock for
     acquired technology                              --                --            75,000                75           569,456
  Repurchases of common stock                         --                --          (208,335)             (208)          (24,436)
  Deferred compensation related to
     stock and stock options                          --                --                --                --           (57,160)
  Amortization of deferred compensation               --                --                --                --                --
  Net loss                                            --                --                --                --                --
                                              ------------      ------------      ------------       ------------    ------------
Balance at December 31, 1998                          --                --        17,024,919            17,025        61,496,842
  Issuance of common stock, net                       --                --           439,515               440         1,836,939
  Repurchases of common stock                         --                --           (21,693)              (22)           (2,671)
  Deferred compensation related to
     stock and stock options                          --                --                --                --          (576,762)
  Amortization of deferred compensation               --                --                --                --                --
  Net income                                          --                --                --                --                --
  Unrealized loss from investments                    --                --                --                --                --

    Comprehensive income
                                              ------------      ------------      ------------       ------------    ------------

BALANCE AT DECEMBER 31, 1999                          --      $         --        17,442,741      $     17,443      $ 62,754,348
                                              ------------      ------------      ------------       ------------    ------------
                                              ------------      ------------      ------------       ------------    ------------


                                                     ACCUMULATED
                                                        OTHER                                         TOTAL
                                                    COMPREHENSIVE     DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                                        LOSS        COMPENSATION     DEFICIT      EQUITY (DEFICIT)
                                                    --------------------------------------------------------------

Balance at December 31, 1996                $         --      $   (371,573)     $ (3,345,207)     $ 15,183,791
  Costs incurred in connection with
     issuance of Series D preferred                   --                --                --           (37,485)
     stock

  Conversion of Series A, B, C and D
     preferred stock into common stock                --                --                --                --
  Exercise of warrants to purchase
     common stock                                     --                --                --                --
  Issuance of common stock, net                       --                --                --        37,909,475
  Deferred compensation related to
     stock and stock options                          --        (3,513,702)               --           228,242
  Amortization of deferred compensation               --           812,715                --           812,715
  Net income                                          --                --           267,334           267,334
                                              ------------      ------------    ------------      ------------
Balance at December 31, 1997                          --        (3,072,560)       (3,077,873)       54,364,072
  Issuance of common stock, net                       --                --                --           511,635
  Issuance of common stock for
     acquired technology                              --                --                --           569,531
  Repurchases of common stock                         --                --                --           (24,644)
  Deferred compensation related to
     stock and stock options                          --            57,160                --                --
  Amortization of deferred compensation               --           774,794                --           774,794
  Net loss                                            --                --       (18,653,118)      (18,653,118)
                                              ------------      ------------    ------------      ------------
Balance at December 31, 1998                          --        (2,240,606)      (21,730,991)       37,542,270
  Issuance of common stock, net                       --                --                --         1,837,379
  Repurchases of common stock                         --                --                --            (2,693)
  Deferred compensation related to
     stock and stock options                          --           576,762                --                --
  Amortization of deferred compensation               --           833,732                --           833,732
  Net income                                          --                --           151,919           151,919
  Unrealized loss from investments               (48,567)               --                --           (48,567)
                                                                                                  ------------
    Comprehensive income                                                                               103,352
                                              ------------      ------------    ------------      ------------
BALANCE AT DECEMBER 31, 1999                $    (48,567)     $   (830,112)     $(21,579,072)     $ 40,314,040
                                              ------------      ------------    ------------      ------------
                                              ------------      ------------    ------------      ------------


                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                      1999             1998              1997
                                                                ----------------- ---------------- -----------------
Operating activities:
Net income (loss)                                               $      151,919    $  (18,653,118)  $      267,334
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:

  Depreciation and amortization                                      3,234,928         2,421,986          964,323
  Amortization of deferred compensation                                833,732           774,794          812,715
  Other non-cash items, net                                           (184,000)          569,531                -
  Changes in operating assets and liabilities:

    Accounts receivable                                             (1,532,194)         (543,125)      (2,090,643)
    Prepaid expenses and other current assets                       (1,186,965)         (253,829)        (929,143)
    Other assets                                                    (1,932,531)       (1,480,639)        (230,376)
    Accounts payable and accrued compensation                        2,284,134         2,376,668          999,451
    Other current liabilities                                           50,506           163,916          227,778
    Unearned revenue                                                 7,774,015           116,832        2,074,001
    Other noncurrent liabilities                                             -          (154,346)         154,346
                                                                ----------------- ---------------- -----------------
Net cash provided by (used in) operating activities                  9,493,544       (14,661,330)       2,249,786
Investing activities:
  Purchases of short-term investments                              (10,893,919)      (23,015,257)     (24,459,286)
  Sales and maturities of short-term investments                     8,709,647        30,205,000        7,974,422
  Purchases of property and equipment                               (1,578,576)       (2,837,991)      (1,951,776)
  Notes receivable from officers and employees                         235,000          (130,000)         (90,000)
  Restricted cash                                                      426,224           215,889       (1,311,923)
  Other assets                                                               -        (2,436,279)        (339,283)
                                                                ----------------- ---------------- -----------------
Net cash provided by (used in) investing activities                 (3,101,624)        2,001,362      (20,177,846)
Financing activities:
  Issuance of convertible preferred stock, net                               -                 -          (37,485)
  Issuance of common stock, net                                      1,738,686           486,991       37,909,475
  Proceeds from capital lease and loan obligations                     619,225                 -                -
  Principal payments on capital lease and loan obligations          (2,293,395)       (1,517,797)        (689,278)
                                                                ----------------- ---------------- -----------------
Net cash provided by (used in) financing activities                     64,516        (1,030,806)      37,182,712
                                                                ----------------- ---------------- -----------------
Net increase (decrease) in cash and cash equivalents                 6,456,436       (13,690,774)      19,254,652
Cash and cash equivalents at beginning of year                       9,477,916        23,168,690        3,914,038
                                                                ----------------- ---------------- -----------------
Cash and cash equivalents at end of year                        $   15,934,352    $    9,477,916   $   23,168,690
                                                                ================= ================ =================
Supplemental disclosure of cash flow information:
  Interest paid                                                 $      690,869    $      645,395   $      346,183
                                                                ================= ================ =================
Supplemental schedule of non-cash investing
  and financing activities:
  Property and equipment acquired under capital leases and
    loans                                                       $    1,701,489    $    3,755,413   $    3,802,971
                                                                ================= ================ =================


                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Aurora Biosciences Corporation ("Aurora" or the "Company") was incorporated in California on May 8, 1995 and subsequently re-incorporated in Delaware on January 22, 1996. The Company combines innovative biotechnology with its novel, high technology, automation and software to provide solutions to challenges in drug discovery for the pharmaceutical and biotechnology industries. Aurora's core technologies include a broad portfolio of proprietary fluorescence assay technologies; its functional genomics GenomeScreen-TM- program; as well as its ultra-high throughput screening system ("UHTSS-TM- Platform") and subsystems to miniaturize and automate assays derived from those technologies within a computer-controlled integrated system, capable of searching through expansive libraries of compounds to identify those that might lead to new medicines.

To date, the Company's revenue has been generated from a limited number of customers in the biotechnology and pharmaceutical industries in the U.S. and Europe. In 1999, greater than 10% of the Company's revenue resulted from transactions with each of the following customers: Pfizer, Inc. ("Pfizer") (21%), Warner-Lambert Company ("Warner-Lambert") (19%), Merck & Co., Inc. ("Merck") (16%) and Bristol-Myers Squibb Company ("BMS") (13%). The loss of such customers could have a material adverse impact on the Company.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified the Company's cash equivalents and investment securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss). The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

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

OTHER ASSETS

Equity investments in closely-held companies are carried at cost and reviewed quarterly for permanent impairment. Patents are carried at cost and amortized using the straight-line method over the expected useful lives, which are estimated to be four to eight years. Chemical compounds are carried at cost and amortized over the expected useful lives, which are estimated to be five years.

LONG-LIVED ASSETS

The Company investigates potential impairments of its long-lived assets when there is evidence that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company has not identified any such losses.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WARRANTY RESERVE

Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

STOCK OPTIONS

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. Option grants to non-employees are valued in accordance with SFAS 123 and EITF 96-18 and are therefore expensed at fair value as services are performed.

REVENUE RECOGNITION

Revenue under collaborative agreements with UHTSS syndicate customers typically consists of non-refundable, non-creditable upfront fees, ongoing research and co-development payments, and milestone, royalty and other contingent payments. Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, and the Company believes such payments will approximate the research and development expense being incurred associated with the agreement. The Company does not have an obligation to refund, nor does there exist the presumption of an obligation to refund, ongoing research and co-development payments. Revenue from milestone or other contingent payments is recognized upon satisfaction of the contractual terms of the milestone or contingency. Revenue from equipment sales under short-term production contracts is recognized using the completed contract method. Revenue from equipment sales under long-term production contracts is recognized using the percentage of completion method, measured based on costs incurred to-date compared to estimated costs at completion. In 1999, the Company entered into its first long-term production contract. As of December 31, 1999, revenue recognized exceeded billings on the contract by $1.9 million and such amount is included in accounts receivable in the accompanying balance sheet. License revenue is recognized ratably over the term of the licensing agreement. Revenue from royalty payments will be recognized upon applicable product sales.

Revenue from screen development, screening and other services is recognized as the services are performed or ratably over the service period if the Company believes such method will approximate the expense being incurred. Revenue from upfront fees is deferred and recognized over the service period. Advance payments received in excess of amounts earned through performance are classified as unearned revenue. Revenue under cost reimbursement contracts is recognized as the related costs are incurred.

RESEARCH AND DEVELOPMENT EXPENSE

All research and development costs are expensed in the period incurred. Customer-sponsored research and development expenses totaled approximately $4.6 million, $5.7 million and $1.8 million in 1999, 1998 and 1997, respectively. Company-sponsored research and development expenses totaled approximately $7.0 million, $11.4 million and $3.6 million in 1999, 1998 and 1997, respectively.

INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), basic income (loss) per share is calculated based upon the weighted average shares of common stock outstanding during the period, and excludes any dilutive effects of options, warrants and convertible securities. In 1999 and 1997, diluted income per share also gives effect to all potential dilutive common shares outstanding during the period. In 1998, all potential dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, SEGMENT INFORMATION ("SFAS 131"), requires disclosure of certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not reported segment information because the Company operates in only one business segment.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which will be effective January 1, 2001. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not yet determined what impact SFAS 133 will have on the financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

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

2.  CASH EQUIVALENTS AND INVESTMENT SECURITIES

A summary of cash equivalents and available-for-sale investment securities is shown below:

                                                                          GROSS         GROSS
                                                                       UNREALIZED    UNREALIZED    ESTIMATED FAIR
DECEMBER 31, 1999                                          COST           GAINS        LOSSES           VALUE
                                                     ---------------- ------------- ------------- -----------------
Money market funds                                   $  4,622,220    $       --     $       --     $  4,622,220
U.S. government and agency securities                   9,934,933             220          3,096      9,932,057
U.S. corporate securities                              15,944,345             203         45,894     15,898,654
                                                     ------------    ------------   ------------   ------------
   Total debt securities                               30,501,498             423         48,990     30,452,931
Less amounts classified as cash equivalents            (9,769,235)           --             --       (9,769,235)
                                                     ------------    ------------   ------------   ------------
   Total investment securities, available-for-sale   $ 20,732,263    $        423   $     48,990   $ 20,683,696
                                                     ============    ============   ============   ============

DECEMBER 31, 1998

Money market funds                                   $  1,627,317    $       --     $       --     $  1,627,317
U.S. government and agency securities                  14,134,679            --             --       14,134,679
U.S. corporate securities                              12,263,312            --             --       12,263,312
                                                     ------------    ------------   ------------   ------------
   Total debt securities                               28,025,308            --             --       28,025,308
Less amounts classified as cash equivalents            (9,477,317)           --             --       (9,477,317)
                                                     ------------    ------------   ------------   ------------
   Total investment securities, available-for-sale   $ 18,547,991    $       --     $       --     $ 18,547,991
                                                     ============    ============   ============   ============

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Realized gains or losses on sales of available-for-sale securities in 1999, 1998 and 1997 were not significant. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in comprehensive income totaled $48,567, net of tax, in 1999. The estimated fair value of available-for-sale debt securities as of December 31, 1999 by contractual maturity is as follows: $16.7 million due within one year and $4.0 million due in one to two years.

3.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

Notes receivable from officers and employees generally consist of relocation and housing loans to assist in the relocation of new employees. These notes are generally secured by a deed of trust on the individual's principal residence. Notes receivable as of December 31, 1999 include separate loans to officers of the Company of $60,000, $40,000 and $15,000. The $60,000 note is interest-free and is due in 2003, but will be forgiven in four annual increments provided that such officer remains an employee of the Company. The $40,000 note bears interest payable monthly at approximately 6% per annum and is due in 2001, but will be forgiven in $20,000 increments during 2000 provided that such officer remains an employee of the Company. The $15,000 note bears interest payable monthly at approximately 6% per annum and is due in 2002.

4.  BALANCE SHEET DETAILS

Equipment, furniture and leaseholds consists of the following:

                                                                DECEMBER 31,
                                                           1999               1998
                                                     ------------------ -----------------
Scientific equipment                                   $   6,300,449      $   5,394,363
Office furniture, computers and equipment                  5,135,901          4,109,911
Leasehold improvements                                     5,335,996          4,887,714
Construction in process                                    1,636,249                  -
                                                     ------------------ -----------------
                                                          18,408,595         14,391,988

Less accumulated depreciation and amortization            (6,516,197)        (3,528,631)
                                                     ------------------ -----------------
                                                        $ 11,892,398       $ 10,863,357
                                                     ================== =================

The cost of equipment, furniture and leaseholds under capital leases and loans at December 31, 1999 and 1998 was $11,469,708 and $9,148,994, respectively. The accumulated depreciation and amortization of equipment, furniture and leaseholds under capital leases and loans at December 31, 1999 and 1998 was $5,283,909 and $2,693,324, respectively.

Other assets consist of the following:

                                                             DECEMBER 31,
                                                        1999               1998
                                                  ------------------ -----------------
Chemical compounds                                 $    2,862,494      $   1,148,654
Equity investments                                      2,400,003          2,400,003
Patents and licenses                                      905,081            675,426
Deposits, noncurrent                                            -            994,868
                                                  ------------------ -----------------
                                                    $   6,167,578       $  5,218,951
                                                  ================== =================

The above amounts are net of accumulated amortization of patents, licenses and compounds of $297,173 and $32,912 at December 31, 1999 and 1998, respectively.

5.  COMMITMENTS

CONSULTING AGREEMENTS

The Company has entered into various consulting agreements with its Scientific Advisors and others for aggregate minimum annual fees of approximately $90,000 over the next four years. The agreements are cancelable by either party upon 60 or 90 days written notice. During the years ended December 31, 1999, 1998 and 1997, the Company expensed approximately $190,000, $250,000 and $440,000, respectively, of fees and expense reimbursements related to these agreements.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  COMMITMENTS (CONTINUED)

TECHNOLOGY AND LICENSE AGREEMENTS

The Company has entered into various strategic technology and license agreements with third parties pursuant to the development of its screening systems and the synthesis of chemical compounds. These agreements contain varying terms and provisions which require the Company to make payments to the third parties, subject to satisfactory performance by the third parties. Pursuant to these agreements, the Company paid approximately $1,700,000, $1,400,000 and $850,000 in 1999, 1998 and 1997, respectively, and is obligated to pay a total of approximately $4.5 million over the next four years.

The Company has also entered into various license agreements with corporations and academic institutions regarding rights to certain inventions and technologies. Most such agreements may be terminated by the Company with 60 days written notice without significant financial penalty. Pursuant to these agreements, the Company paid approximately $520,000, $1,070,000 and $140,000 in 1999, 1998 and 1997, respectively, and is obligated to pay a total of approximately $1.2 million over the next four years.

LEASES AND LOANS

The Company leases its facilities and certain equipment under operating lease agreements which expire at various dates through September 2008. The facilities lease agreement is secured by a letter of credit totaling $0.7 million, which is secured by a certificate of deposit. At December 31, 1999, such restricted cash totaling $670,000 was included in noncurrent assets. The letter of credit will be reduced over the next two years on a predetermined schedule. Rent expense totaled approximately $1,595,000, $1,593,000 and $1,205,000 in 1999, 1998 and
1997, respectively.

In November 1997, the Company subleased certain of its facilities to a third party under an operating lease which expired in October 1999. Total sublease income in 1999, 1998 and 1997 included as a credit to rent expense is $763,000, $935,000 and $79,000, respectively.

The Company leases certain equipment and improvements under capital lease and loan agreements which expire at various dates through November 2003. Unused capital loans available at December 31, 1999 totaled $1.7 million.

Annual future minimum lease payments for operating and capital leases and loans as of December 31, 1999 are as follows:

                                                                                         CAPITAL LEASES AND
                                                                   OPERATING LEASES            LOANS
                                                                 ---------------------- ---------------------
Years ended December 31,
2000                                                                 $   1,745,627         $    3,028,490
2001                                                                     1,797,515              2,290,360
2002                                                                     1,852,071              2,001,069
2003                                                                     1,907,633                509,666
2004                                                                     1,963,818                      -
Thereafter                                                               7,899,858                      -
                                                                 ---------------------- ---------------------
Total minimum lease and loan payments                                 $ 17,166,522              7,829,585
                                                                 ======================
Less amounts representing interest                                                               (989,813)
                                                                                        ---------------------
Present value of capital lease and loan payments                                                6,839,772
Less current portion                                                                           (2,497,046)
                                                                                        ---------------------
Capital lease and loan obligations, noncurrent                                             $    4,342,726
                                                                                        =====================

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  STOCKHOLDERS' EQUITY

COMMON STOCK

Certain shares of common stock have been issued to founders, directors and employees of, and consultants to, the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issue price, any unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over four years. At December 31, 1999, 84,667 shares of common stock were subject to repurchase by the Company.

DEFERRED COMPENSATION

The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the price per share of restricted stock issued or the exercise price of stock options granted and the fair value of the Company's common stock at the date of issuance or grant.

STOCK OPTION AND PURCHASE PLANS

In 1996, the Company adopted the 1996 Stock Plan (the "Stock Plan"), under which, as amended, 6,000,000 shares of the Company's common stock were reserved for future issuance. The Stock Plan provides for the grant of incentive stock options and stock appreciation rights to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants. All options granted under the Stock Plan expire not later than ten years from the date of grant and vest and become fully exercisable after not more than five years of continued employment or engagement. Options generally vest over four years, with one-fourth of the shares vesting after one year and the remainder vesting monthly over the next thirty-six months. The exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock on the date of grant, and the exercise price of nonstatutory options may be no less than 85% of the fair market value of the Company's common stock on the date of grant.

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

In 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), under which, as amended, 700,000 shares of the Company's common stock were reserved for future issuance. The Purchase Plan provides for all eligible employees to purchase the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value per share of the Company's common stock on the start date of each overlapping two-year offering period or on the date on which each semi-annual purchase period ends. At December 31, 1999, 308,218 shares of common stock have been issued pursuant to the Purchase Plan.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and has been determined as set forth below as if the Company had accounted for stock options and shares issued under the Purchase Plan under the fair value method of SFAS 123. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rates of 6.57%, 4.59% and 5.44%, respectively; no annual dividends; volatility factor of 60%; and an expected option life of five years. The weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $4.44, $4.15 and $3.33, respectively.

Shares issued under the Purchase Plan were valued based upon the difference, if any, between the market value of the stock and the purchase price of the shares on the date of purchase. The weighted-average fair value on the date of purchase for stock purchased under this plan was $5.32, $5.32 and $5.19 in 1999, 1998 and 1997, respectively.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' respective vesting periods and the estimated fair value of shares issued under the Purchase Plan are amortized to expense over the respective offering periods. If compensation cost for the Company's Stock and Purchase plans had been determined based on the fair value at the grant date as defined by SFAS 123, the Company's pro forma results for 1999, 1998 and 1997 would have been as follows:

                                                     1999              1998                1997
                                                     ----              ----                ----

Pro forma loss                                 $  (4,031,014)     $  (19,587,000)     $  (124,000)

Pro forma basic and diluted loss per share     $       (0.24)     $        (1.20)     $     (0.01)


The following table summarizes stock option activity under the Stock and Directors' Plans and related information through December 31, 1999:

                                                                                     WEIGHTED-
                                                                      NUMBER OF       AVERAGE
                                                                      OPTIONS      EXERCISE PRICE
                                                                ----------------- ----------------
Outstanding at December 31, 1996                                        4,000            $0.09
Granted                                                             1,119,120            $5.90
Exercised                                                              (4,000)           $1.15
Cancelled                                                             (12,700)           $5.02
                                                                -----------------
Outstanding at December 31, 1997                                    1,106,420            $5.90
Granted                                                             2,945,830            $7.33
Exercised                                                             (30,409)           $1.40
Cancelled                                                          (1,277,351)          $10.78
                                                                -----------------
Outstanding at December 31, 1998                                    2,744,490            $5.23
Granted                                                             1,347,261            $8.20
Exercised                                                            (237,994)           $3.57
Cancelled                                                            (334,754)           $6.36
                                                                -----------------
Outstanding at December 31, 1999                                    3,519,003            $6.38
                                                                =================

At December 31, 1999, 2,095,964 shares remain available for grant under the Stock and Directors' Plans.

In November 1998, the Board of Directors authorized a plan whereby employee option holders could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of November 19, 1998. This plan was not available to members of the Board of Directors and executive officers were not permitted to exchange options with an exercise price of $10.00 or below, with the exception of one officer who did not meet the criteria to be included as a "Named Executive Officer" in the Company's Proxy Statement. Under this plan, an aggregate of 1,099,430 options with an average exercise price of $11.04 per share were exchanged for options with an exercise price of $5.25 per share. The replacement options vest and expire based on the original grant date. The replacement options were not exercisable until November 20, 1999. All replacement options are included in grants and cancellations in the above summary of stock option activity.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding under the Company's Stock and Directors' Plans at December 31, 1999:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ----------------------------------------------------    ----------------------------------
                                      WEIGHTED-AVERAGE
                                         REMAINING
RANGE OF EXERCISE   NUMBER OF            CONTRACTUAL    WEIGHTED-AVERAGE         NUMBER OF      WEIGHTED-AVERAGE
      PRICES         OPTIONS               LIFE         EXERCISE PRICE            OPTIONS       EXERCISE PRICE
------------------- ----------------- ---------------- -----------------    ----------------- ----------------
$ 0.09 - $ 5.25         1,399,172            7.91         $   4.14               661,886          $   3.72
$ 5.34 - $ 6.72         1,011,176            9.18         $   6.15                23,207          $   6.12
$ 7.13 - $15.31         1,108,655            9.13         $   9.40               172,852          $   8.48
                    -----------------                                       -----------------
$ 0.09 - $15.31         3,519,003            8.66         $   6.38               857,945          $   4.75
                    =================                                       =================

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

Common stock and stock options under 1996 Stock Plan                           5,386,966
Common stock under Employee Stock Purchase Plan                                  391,782
Stock options under Directors' Plan                                              228,001
Other                                                                              4,000
                                                                       --------------------
                                                                               6,010,749
                                                                       ====================

7.  INCOME TAXES

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

                                                                        YEARS ENDED DECEMBER 31,
                                                                  1999             1998              1997
                                                           ---------------- ----------------- ----------------

Federal income taxes (benefit)                             $      94,000     $(6,528,000)     $    101,000
State income tax, net of federal benefit                          1,000                -             3,000
Tax effect of permanent differences                             330,000          414,000           301,000
Alternative minimum taxes                                       116,000                -            17,000
Increase (decrease) in valuation allowance and other           (424,000)       6,114,000          (402,000)
                                                           ---------------- ----------------- ----------------
                                                           $    117,000     $          -      $      20,000
                                                           ================ ================= ================

The provision for income taxes attributable to continuing operations consisted of current federal income taxes of $116,000 and $17,000 in 1999 and 1997, respectively, and current state income taxes of $1,000 and $3,000 in 1999 and 1997, respectively.

At December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $13,059,000. The federal tax loss carryforwards will begin to expire in 2018, unless previously utilized. The Company also had federal and California research tax credit carryforwards of approximately $670,000 and $291,000, respectively, which will begin to expire in 2010 and 2012, respectively, unless previously utilized. The Company also had California manufacturer's investment tax credit carryforwards of approximately $351,000, which will begin to expire in 2005 unless previously utilized. Aurora has federal and California alternative minimum tax credit carryforwards of approximately $158,000 and $7,000, respectively, which may be carried forward indefinitely.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss and credit carryforwards may be substantially limited because of cumulative changes in the Company's ownership of more than 50%. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  INCOME TAXES (CONTINUED)

Significant components of the Company's net deferred tax assets as of December 31, 1999 and 1998 are shown below. Valuation allowances of $9,039,000 and $9,148,000 at December 31, 1999 and 1998, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

                                                                                  DECEMBER 31,
                                                                              1999               1998
                                                                     --------------------------------------
Deferred tax assets:

  Net operating loss carryforwards                                     $    4,571,000    $    7,048,000
  Deferred revenue                                                          2,402,000                 -
  Tax credit carryforwards                                                  1,154,000         1,184,000
  Capitalized research and development                                        779,000           915,000
  Other, net                                                                  865,000           346,000
                                                                     -----------------   ------------------
  Total deferred tax assets                                                 9,771,000         9,493,000
Deferred tax liability:
  Depreciation                                                               (732,000)         (345,000)
                                                                     -----------------   ------------------
Net deferred tax assets                                                     9,039,000         9,148,000
Valuation allowance for net deferred tax assets                            (9,039,000)       (9,148,000)
                                                                     -----------------   ------------------
Net deferred taxes                                                     $            -    $            -
                                                                     =================   ==================


8.  INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                     YEARS ENDED DECEMBER 31,
                                                           1999               1998               1997
                                                      ---------------- ------------------- ------------------
   Numerator:

     Net income (loss)                                 $     151,919    $ (18,653,118)       $     267,334
                                                      ================ =================== ==================

   Denominator:
     Shares used in basic income (loss) per share
       computations - weighted average common
       shares outstanding                                 16,967,124       16,312,194            8,970,183

     Effect of dilutive securities:
       Convertible preferred stock                                 -                -            4,591,231
       Nonvested common stock                                184,628                -            1,452,820
       Warrants                                                    -                -               20,970
       Common stock options                                1,089,597                -              387,551
                                                      ---------------- ------------------- ------------------

     Shares used in diluted income (loss) per share
      computations                                        18,241,349       16,312,194           15,422,755
                                                      ================ =================== ==================

For additional disclosures regarding nonvested common stock and common stock options, see Note 6.

Basic income (loss) per share excludes the weighted average effects of the Company's nonvested common stock totaling 184,628, 693,861 and 1,452,820 shares for the years ended December 31, 1999, 1998 and 1997, respectively. Nonvested common stock is not included in basic income (loss) per share until the time-based vesting restrictions have lapsed.

Options to purchase 2,744,490 shares of common stock and 349,428 shares of nonvested common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

In computing income (loss) per share for periods prior to the Company's IPO in June 1997, the Company excluded the impact of convertible preferred stock to conform to current interpretations by the Securities and Exchange

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commission. For comparative purposes, basic income per share under the if-converted method would have been $0.02 in 1997 with 13,561,414 weighted average shares.

9.  401(K) RETIREMENT SAVINGS PLAN

In 1996, the Company adopted a 401(k) Retirement Savings Plan covering substantially all employees who have completed certain service requirements. Participants may contribute a portion of their compensation to the Plan through payroll deductions. The Company paid Plan expenses totaling $7,000, $6,000 and $3,000 in 1999, 1998 and 1997, respectively. Company matching contributions, if any, are determined by the Company at its sole discretion. Company contributions under the Plan totaled $167,000 and $120,000 in 1999 and 1998, respectively. No Company contributions were made in 1997.

10.  COLLABORATIVE AGREEMENTS

The Company has entered into the following collaborative agreements:

ULTRA-HIGH THROUGHPUT SCREENING SYSTEM AND SCREEN DEVELOPMENT AGREEMENTS

The Company entered into collaborative agreements (the "Agreements") with BMS and Eli Lilly and Company, Inc. ("Lilly") in 1996, Warner-Lambert and Merck in 1997, and Pfizer in 1999 (collectively, the "Collaborators") regarding the development and installation of the Company's UHTSS Platform at each of the Collaborators. Under the terms of each of the Agreements, the Company is required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, the Collaborators are obligated to make certain payments to the Company in the form of non-refundable upfront fees, delivery or installation payments and ongoing research and co-development funding. The Company is obligated to provide service and support for each installed UHTSS Platform for a limited period of time.

The Company and the Collaborators will also co-develop high throughput screening assays for use by the Collaborators. In addition to certain payments to be made by the Collaborators for the use of these assays and assay technologies, the Collaborators will also make certain milestone and royalty payments to the Company if the Collaborators develop and commercialize certain compounds identified using a screen developed by the Company.

The Collaborators may terminate the Agreements at any time without cause upon written notice, provided that certain withdrawal payments are made. One of the Agreements provide for penalties, defined at $2,777 per day up to $1 million, payable by the Company if it fails to deliver the completed UHTSS Platform by a specified time. As of December 31, 1999, the Company has not accrued for any penalties.

In November 1999, the Company and Lilly agreed to amend their collaborative research and license agreement and discontinue further development of Lilly's UHTSS Platform. The companies continued their collaborative screen development program and Lilly extended its license to certain Aurora technologies as part of the amendment.

The Company entered into agreements with Warner-Lambert in 1998 and Pfizer in 1999 to develop an automated master compound storage ("AMCS-TM-") system for long-term housing of chemical and biological compounds.

SCREENING SERVICES AGREEMENTS

In 1998, the Company entered into a collaboration with Cytovia, Inc., whereby Aurora will provide screening services and access to its compound library. In 1999, Aurora entered into agreements to develop screening assays and/or provide screening services with Pharmacia & Upjohn, Inc., F.Hoffman-LaRoche Ltd. and the Cystic Fibrosis Foundation. The Company also entered into agreements with Warner-Lambert, Becton Dickinson and Company and Merck to provide functional genomics services using the Company's GenomeScreen-TM-technology. In addition, Aurora entered into agreements in the area of ion channel drug discovery with certain UHTSS Collaborators, Glaxo Wellcome and Wyeth-Ayerst Laboratories, the Pharmaceutical Division of American Home Products Corporation. Under these agreements, the Company will develop assays, deliver instrumentation and provide ongoing scientific and technical support related to ion channels.

The Company intends to continue to enter into such agreements to provide services. Such agreements vary in length and size, however, under these agreements, the Company is required to develop screening assays and to perform

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


screening services. The customer is obligated to make certain payments to the Company in the form of upfront fees, development payments and fees for screening services. Generally, the customer is also required to make certain milestones and royalty payments to Aurora in the event of development and commercialization of a compound identified using a screen developed by Aurora.

11.  SUBSEQUENT EVENT

In February 2000, the Company completed a private placement of 1.8 million shares of newly issued Common Stock to selected institutional and other accredited investors. The purchase price was $42.00 per share, resulting in net proceeds of approximately $71 million.