Form 10-K405/A
period 1999-12-31
AURORA BIOSCIENCES CORP
filed 2000-03-22
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-22669

                         AURORA BIOSCIENCES CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    33-0669859
----------------------------------           --------------------------
(State or other jurisdiction of              (I.R.S. Employer incorporation
     Identification No.)                            or organization)

  11010 Torreyana Road, San Diego, CA                 92121
-----------------------------------------      -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates, based on the last sale price as reported on the Nasdaq National Market on February 29, 2000, was approximately $1.98 billion*.

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

--------------
* Excludes 1,209,174 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on February 29, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

ITEM 1. BUSINESS

OVERVIEW

     We design, develop and commercialize advanced drug discovery technologies, services and instrumentation to accelerate the discovery of new medicines, the principal components of which are our genomics, assay and automated system technologies. Our technology platform provides an advanced way to identify commercially useful targets, enable rapid assay development and rapidly test compounds for use as potential new medicines that act upon those targets. Thus, our technology is designed to address the most significant new bottlenecks in the drug discovery process. We are launching a proprietary large-scale biology program to identify proteins involved in disease, or targets, rapidly incorporate these targets into tests, or assays, that measure activity in targets and then rapidly screen hundreds of thousands of compounds against these assays to identify potential drugs. Our ultra-high throughput screening system, known as the UHTSS, is designed to screen over one hundred thousand compounds per day against targets. We believe many of our technologies have been commercially validated by over fifteen major pharmaceutical and biotechnology companies in the form of commercialization agreements.

     We believe our technologies will enable us and our customers to take advantage of recent advances in genomics and chemistry that have the potential to alter fundamentally the development of human medicine. It has been estimated that the human genome contains at least 140,000 genes, of which approximately 10,000 may be important pharmaceutical targets in the treatment of diseases. We believe that identifying the function of these genes is a key step in the discovery of new medicines. However, using conventional methods, developing an understanding of the function of each gene and its role in disease may take many years.

     Our assay development technologies can rapidly convert targets identified through genomics into assays. We are able to incorporate targets from many target classes into living human cells without the assay development delays associated with conventional methods, Our technology also permits scientists to tag genes in the genome inside of living human cells. Through this method scientists can identify cells containing disease-related genes in less than one day in most cases. The same technology also permits rapid assay development based on those cells for testing against large numbers of compounds that alter the activity of those genes. These technologies, combined with our existing and future automated screening capabilities, will help us achieve our goal of offering gene-to-lead discovery programs in a broad range of different therapeutic areas.

     An important element of our strategy includes commercial acceptance of our technologies through revenue generating relationships with major pharmaceutical and biotechnology companies. We have commercial agreements for one or more of our technologies through services, licenses or sale of systems with:

- American Home Products
- Becton Dickinson
- Bristol-Myers Squibb Co.
- Eli Lilly and Company
- F. Hoffman-LaRoche Ltd.
- Glaxo Wellcome plc
- Merck & Co., Inc.
- Pfizer, Inc.
- Pharmacia & Upjohn, Inc.
- Roche Bioscience
- Warner Lambert Company
- Acacia Bioscience
- Allelix Biopharmaceuticals, Inc.
- Anticancer, Inc.
- Clontech Laboratories, Inc.
- Cystic Fibrosis Foundation
- Cytovia, Inc.
- Exelixis, Inc.
- Genentech, Inc.
- National Cancer Institute
- Rigel, Inc.

BACKGROUND

     The discovery and development of new medicines can be expensive, time-consuming and highly inefficient. The initial phase of the drug development process, termed discovery, is the early stage prior to clinical development of a drug candidate. Drug discovery is typically a serial process that involves:

     - defining the disease of interest;

     - identifying and validating a target or protein related to a disease;

     - developing an assay that portrays a human disease for the target;

     - testing thousands of chemical compounds against the target, referred to as screening; and

     - identifying compounds, or hits, that affect target activity.

     Recent advances in the study of the human genome have increased the focus on identifying targets to be used in assays for the discovery of potential new medicines. It has been estimated that the human genome contains at least 140,000 genes, of which approximately 10,000 may be important pharmaceutical targets in the treatment of diseases. These targets are clustered in specific classes of genes for major diseases, including:

     - receptors, or proteins that recognize molecules that act as signals in the human body; and

     - ion channels, or proteins that create passages for electrically charged molecules, to enter and exist cells.

     While it is further estimated that at least 2,000 targets exist from the receptor and ion channel family of genes alone, current commercially available drugs are directed to less than 500 gene targets.

     One of the major historical bottlenecks in the drug discovery process has been the screening of compounds against targets to identify potential new medicines. In recent years, however, this bottleneck has been slowly alleviated as advances in screening technologies have enabled scientists to screen up to 100,000 compounds per day, a dramatic increase over conventional technologies available only five years ago.

NEW PROBLEMS IN THE DISCOVERY PROCESS: ASSAY DEVELOPMENT

     A new bottleneck has developed in the discovery process because of the expanded number of genes available as potential targets. Pharmaceutical and biotechnology companies now face the challenge of efficiently and effectively converting targets into productive assays. For newly discovered targets, little information is known about the protein and often no efficient technologies are available to permit functional studies that are a prerequisite for conventional assay development. For already established target classes, current assay development technologies can be slow, cumbersome, or may require extensive scientific training and complex instrumentation. When an assay system is developed, it is frequently designed to apply only to a small target class or even a single target and is often not suitable for high throughput screening.

     The recent scale-up from testing thousands of samples per day to hundreds of thousands of samples per day has created a logistical problem for sample preparation and compound management. We believe many current approaches are inefficient and wasteful. In addition, we believe when potential solutions exist to these and other screening problems, they typically use assorted technologies that are incompatible or difficult to use or integrate with existing screening platforms. Since most potential solutions are not integrated and would require continuing development to implement and integrate, many pharmaceutical companies are reluctant to adopt new technologies, despite the potential for large benefits. Furthermore, when assay technologies are adopted, they are typically developed for a specific department or therapeutic area, so that when an assay technology can be re-applied in a new area, it has to be re-adapted -- thus gaining no operational leverage. Finally, some classes of targets, such as receptors without a known function, ion channels, and enzymes controlling cell activation, are inherently difficult for assay technologies to conveniently address. As a result of all of these factors, we believe a key bottleneck in the drug discovery process has shifted from screening for potential new medicines to converting targets into assays.

THE AURORA SOLUTION

     We believe that our technology portfolio provides a revolutionary way to identify commercially useful targets and enables the rapid testing of compounds to be used as potential new medicines against targets. Our key capabilities include:

    Cell-Based Assay Development for Therapeutically Relevant Target
    Classes. Our expertise in this area allows us to develop many assays in a matter of four to six weeks, rather than a period of months using conventional methods, for classes such as receptors and ion channels.

    Assays to Rapidly Measure Target Activity in Living Cells. In the ion channel area we can detect the activity of ion channels in cells at sample processing rates which exceed the current comparable standard by 100 to 1000 fold.

    Advanced Screening Systems Incorporating Miniaturization, Microfluidics and Compound Management. Our UHTSS is designed to test over 100,000 compounds in individual small volume assays per day.

    Integration of Our Proprietary Biology, Chemistry and Instrumentation to Provide New Processes for Evaluating and Testing Targets. We provide integrated solutions to our customers, such as our VIPR technology, comprising biology, chemistry and instrumentation.

     We believe that our technology offers significant advantages over conventional approaches to discovering new medicines through the use of the human genome. We believe these advantages include:

    Speed. Our technologies enable rapid screen development and ultra-high throughput screening. Technologies that accelerate drug discovery include our GenomeScreen, GeneBlazer, VIPR, and UHTSS.

     Commercial Validation. We have successfully completed the development of over 100 assays. Over 15 leading pharmaceutical and biotechnology companies use our services or technology.

     Breadth. Our technologies support discovery programs for most of the currently recognized major target classes that are treated with marketed medicines.

     Productivity. Our discovery processes can be very efficient, allowing for reduced personnel and time requirements when compared to traditional approaches that convert targets to assays.

     Enabling. Several of our technologies facilitate drug discovery on targets that are otherwise difficult to use in the discovery process. For example, GeneBlazer technology enables scientists to work with difficult targets, such as receptors with an unknown function.

     Accuracy. We provide efficient and accurate solutions to assay development issues. For example, our VIPR technology improves the accuracy and efficiency of ion channel screens compared to conventional technologies.

STRATEGY

     Our goal is to be the leader in exploiting the human genome for the discovery of potential new medicines. The key elements of our strategy include:

     Launch Large Scale Biology Program. We are initiating a large scale biology program designed to use our patented assay technology to rapidly test a large number of targets from the human genome against hundreds of thousands of compounds. This program will leverage many aspects of our existing business, including assay development, genomics, compound collections, screening and systems. We intend to commercialize this program by licensing access to information and leads and entering into alliances for our discovery services with companies that develop and sell medicines.

     Provide Innovative Discovery Services. We will continue to establish target identification and validation and drug discovery alliances utilizing our proprietary human cell-based genomics technologies. Our GenomeScreen technology allows us to tag genes in the human genome inside of living human cells and identify cells with disease-related genes in most cases in less than one day. The same technology also permits rapid assay development based on those identified cells for testing against large numbers of compounds to alter the activity of those genes. We also intend to focus on the commercialization of specific classes of target assay development and screening technologies through our VIPR and GeneBlazer Technologies. Our goal is to offer gene-to-lead discovery programs in a broad range of different therapeutic areas.

     Expand Informatics Tools and Databases. Utilizing our assay technologies and the UHTSS, we expect to generate large amounts of complex information on targets and chemical structures. The analysis of these datasets will require the use of innovative database and data analysis tools. We intend to develop these information technology applications either directly or in collaborations with leaders in the areas of molecular imaging software development, datamining applications, bioinformatics, and database architecture.

     Maintain Technology Leadership. We intend to continue advancing our core technologies and expanding our technology leadership position by continuing to invest heavily in research and development and acquiring access to strategic technologies or capabilities. We have assembled a unique multi-disciplinary team of scientists from leading companies in the pharmaceutical, chemistry, instrumentation, automation and computer science industries. We will also continue to form strategic technology alliances with leading companies from these industries and with leading academic institutions to provide us with access to those parties' technologies and expertise.

     Expand Licensing Program. We will continue to license our intellectual property to generate revenues and obtain access to third parties' intellectual property. To date we have granted non-exclusive licenses to our fluorescent protein technology to over ten pharmaceutical and biotechnology companies. We will continue to aggressively seek to license our fluorescent protein technologies and other technologies, including for use in new, unlicensed fields such as agriculture, diagnostics and environmental testing.

     Support and Enhance the UHTSS Platform. We have established a group of collaborators to co-develop our UHTSS. Our UHTSS collaborative partners currently consist of Bristol-Myers, Merck, Pfizer and Warner Lambert. Our UHTSS collaborators have provided funding for the development of the UHTSS and are entitled to co-exclusive access to the system. We intend to seek as many as two additional UHTSS collaborative partners and to continue to upgrade, enhance and offer additional services based on our UHTSS. We believe we will be able to leverage our base of collaborators by providing new products and services as we expand the UHTSS technology or develop enhancements to the system.

PRODUCTS AND SERVICES

     We are commercializing the following technologies that allow us to provide genomics, assay development and screening services and products:

     - GeneBlazer Technology. GeneBlazer is a patented technology that allows the rapid development of assays to test targets, such as receptors, using small samples. Using GeneBlazer, we have developed over 50 assays relating to therapeutic areas, including metabolic and central nervous system diseases.

     - GenomeScreen System. Our GenomeScreen system identifies targets by scanning the genome of living human cells. This patented technology also permits rapid assay development for testing large numbers of compounds to determine their affect on the activity of those targets or genes.

     - VIPR Technology. Our VIPR technology enables the rapid development of assays and screening of ion channel targets. Using this patented assay and screening technology, we have developed over 25 assays relating to therapeutic areas including cardiac, metabolic and nervous system diseases.

     - Fluorescent Protein Technology. Our fluorescent protein technology allows the monitoring of cellular processes and target activity using fluorescent proteins.

     - UHTSS Technology. The UHTSS is a suite of automated products designed to enable rapid processing and testing of large numbers of compounds in small volumes. In 1999, we received our first patent protecting the UHTSS and we ran our first 100,000 data point cell-based assay in less than twelve hours.

     - AMCS Technology. The AMCS is a large-scale, automated, compound inventory management system. The AMCS allows compounds to be stored in various formats under controlled environmental conditions.

OUR TECHNOLOGY

     The principal components of our integrated technology platform are our proprietary genomics, assay and automated system technologies. This unique platform results from our innovative integration of many different disciplines, including:

- chemistry         - engineering
- physics           - microfluidics, movement
                      of small volumes of fluids
- biology           - software

Assay Technologies.

     We believe that our broad portfolio of proprietary assay technologies provides significant advantages over existing screening assays. Our assay technologies use light signals emitted from fluorescent molecules to reveal molecular and cellular function and activity with precision and sensitivity. In contrast to purely biochemical assays, these cell-based assays provide information about compounds acting within the biologically relevant environment within living cells.

     Our assay technologies are designed to enable screening of compounds against nearly all major classes of targets in most therapeutic areas. We have developed numerous assays in several target classes utilizing our fluorescence assay technologies. We expect to generate revenues with our fluorescent assay technologies by providing services, instrumentation, licenses and consumables, such as laboratory supplies.

     The following table summarizes many of our key fluorescence assay technologies, together with examples of the classes of targets, therapeutic areas and potential sources of revenue to which they may be applicable:

---------------------------------------------------------------------------------------------------
                                                             POTENTIAL                 POTENTIAL
            TECHNOLOGY             TARGET CLASS          THERAPEUTIC AREA           REVENUE SOURCES
---------------------------------------------------------------------------------------------------
  GENEBLAZER                       receptors      cancer                            services
  (cell-based assays and target    enzymes        cardiovascular                    licenses
  identification)                                 pain and inflammation             consumables
                                                  nervous system
                                                  metabolic diseases
---------------------------------------------------------------------------------------------------
  GENOMESCREEN                     receptors      inflammation                      services
  (cell-based assays)              proteins       cancer                            licenses
                                   that           metabolic diseases                consumables
                                   modulate
                                   cell
                                   function
---------------------------------------------------------------------------------------------------
  VIPR                             ion channels   cardiovascular                    services
  (cell-based assays)                             nervous system                    licenses
                                                  pain and inflammation             consumables
                                                  gastro-intestinal                 instrumentation
---------------------------------------------------------------------------------------------------
  FLUORESCENT PROTEINS             receptors      cancer                            services
  (cell-based assays)              enzymes        cardiovascular                    licenses
  (biochemical assays)                            pain and inflammation             consumables
                                                  nervous system
---------------------------------------------------------------------------------------------------
  UNIVERSAL G-PROTEINS             receptors      cancer                            services
  (cell-based assays)                             cardiovascular                    licenses
                                                  pain and inflammation             consumables
                                                  nervous system
                                                  metabolic diseases
---------------------------------------------------------------------------------------------------
  PHOSPHORYLIGHT(TM)               enzymes        cancer                            services
  (biochemical assays)                            nervous system                    licenses
                                                  pain and inflammation             consumables
                                                  metabolic diseases
---------------------------------------------------------------------------------------------------

     GeneBlazer Technology. GeneBlazer technology can be used to construct assays within living cells for a number of major classes of targets. These cell-based assays have a number of advantages over many conventional assays. For example, GeneBlazer allows assays to be conducted in living mammalian cells designed to mimic human biology and does not require the use of radioactivity.

     GenomeScreen Technology. Our GenomeScreen technology is used to identify disease-related genes in cells and rapidly create assays. Using GenomeScreen, researchers randomly tag individual genes inside of living human cells. When a tagged gene is active in the cell, it produces blue light from the GenomeScreen tag. Inactive, tagged genes produce green light. Cells with tagged genes producing blue and green light can be separated at ultra-high throughputs of over 60 million cells an hour. These throughputs permit sorting up to 500 million cells in a single day to identify cells with disease-related genes. Thus scientists can scan the entire human genome in less than one day most cases. GenomeScreen also permits rapid assay development for testing of hundreds of thousands of compounds and eliminates additional time-consuming steps required to convert a gene into an assay suitable for automated ultra-high throughput testing.

     GeneBlazer has been commercialized in alliances by providing services and licenses to seven pharmaceutical companies:

  - Bristol-Myers                 - Merck
  - Eli Lilly                     - Pfizer
  - F.Hoffman-LaRoche             - Pharmacia & Upjohn
  - Warner Lambert

     We believe GeneBlazer has the potential to greatly reduce both the time and cost of developing cell-based screens because of its ability to measure the function of a target in a single living cell. Even with modern techniques for making genetically engineered cells, cell line development for assays can be unpredictable and is often a rate limiting step in the discovery process. Standard methods for making cell lines usually take many months and involve testing hundreds or even thousands of identical cells to generate a usable assay. In contrast, GeneBlazer uses fluorescence-based cell sorting, which can rapidly isolate the living cells in which GeneBlazer measures target activity. Thus, GeneBlazer may reduce assay development time from months to weeks. To date, we have developed over 50 assays using GeneBlazer.

     VIPR Technology. Our VIPR enables scientists to rapidly develop assays and screen ion channels in living human cells. Quality screening in this area has traditionally been limited to testing compounds with an electrical measuring apparatus, which requires special skills and has a low throughput. We believe the VIPR represents an important advance in the ability to find new medicines for cardiac, metabolic and nervous system related diseases. Our patented VIPR technology can increase the rate of identification of potential new medicines 100 to 1,000 fold compared to conventional technologies. To date, we have developed 25 assays using this technology and have entered into alliances with the following pharmaceutical companies relating to VIPR:

  - American Home Products        - Merck
  - Bristol-Myers                 - Pfizer
  - Glaxo Wellcome

     Fluorescent Protein Technology. Our fluorescent protein technology is derived from a fluorescent protein that occurs naturally in jellyfish. The fluorescent protein can be used to monitor the activity of cellular processes and proteins in mammalian cells. We have a co-exclusive licensing agreement with Clontech Laboratories, Inc. to commercialize components of this technology, including non-commercial academic research uses. We have licensed this technology for specified drug discovery purposes to a number of major pharmaceutical and biotechnology companies, including:

  - Exelixis                      - Rigel, Inc.
  - Genentech

     Universal G-protein Technology. Our patented universal G-protein technology enables scientists to measure the activity of different kinds of receptors in living human cells. This technology can help identify the function of receptors without previously known function. We believe this represents an important advance in developing assays from human genome information. We announced a genomics collaboration in 1999 with Pharmacia & Upjohn involving the development of assays for a number of receptors without known function. We have entered into a number of alliances with pharmaceutical companies relating to this technology, including:

  - Bristol-Myers                 - Merck
  - F.Hoffman-LaRoche             - Pfizer
  - Eli Lilly                     - Warner Lambert

     Phosphorylight(TM) Technology. Our patented Phosphorylight technology enables the development of assays to measure the activity of enzymes controlling cellular activity. These enzymes are significant therapeutic targets for a wide range of diseases including cancer, inflammation, nervous system conditions and metabolic diseases. We believe that this technology considerably expands the range of assays that can be performed using the UHTSS.

     MetaboLight(TM) Technology. We have developed a range of proprietary assays to measure the activity of liver enzymes that can metabolize compounds administered to humans. Our assays can be used for screening compounds in drug discovery for potential interactions with human liver enzymes. We believe that this screening can reduce the cost of drug discovery by early identification of compounds which might have adverse side effects.

Automated Screening Technologies

     Our ultra high-throughput screening system, or UHTSS, is designed as a modular assembly of screening components to process and test hundreds of thousands of compounds in small volume assays in an automated fashion. The UHTSS technology is designed to provide a novel solution for the integration of compound handling, storage and screening. In 1999 we ran our first 100,000 datapoint cell-based assay in less than twelve hours using individual components of our UHTSS in a standalone fashion. We expect to have a fully integrated UHTSS operational in 2000. We have developed and commercialized our UHTSS technology through four multi-year alliances for licenses, the supply of consumables, and supply of instrumentation to Bristol-Myers, Merck, Pfizer, and Warner Lambert.

     The UHTSS components include:

     - NanoPlate(TM) Technology. The NanoPlate is a patented small volume screening format 36 times more dense than most conventional formats. We believe the NanoPlate permits higher density screening, faster automated processing and lower cost of consumables, such as reagents.

     - NanoWell(TM) Plate Reader. The NanoWell Plate Reader is a proprietary detector designed to measure fluorescence from small volumes with speed, accuracy and sensitivity. When used with the NanoPlate, it can measure over 200,000 small volume samples in less than one hour. Each sample may contain as few as 100 living human cells. We believe that this is the optimal sample size and that further miniaturization is unnecessary and may reduce the accuracy and reliability of the tests. The NanoWell Plate Reader is also designed to be used with other conventional plate formats.

     - Compound Storage and Retrieval: UHTSS Compound Store. The UHTSS Compound Store is an automated storage and retrieval system designed to house compounds and provide in solution for rapid access and screening. The system is designed to deliver and return over 100,000 selected compounds per day for primary screening and over 2,000 hits for re-test and potency determination.

     - Microfluidics: Compound and Assay Component Dispensing. We have developed proprietary dispensing technologies to accurately transfer microscopic volumes of test compounds, reagents and living cells at rates of up to 10,000 wells per hour. While current screening systems can dispense volumes down to a one millionth of a liter, our microscopic volume screening dispensers are capable of volumes less than one billionth of a liter. These dispensers use advanced robotics to remove compounds and reagents from the storage plates and containers and dispense precise volumes at high speed.

     - Data Collection and System Integration. We are developing a user-friendly computer control system to link the storage and retrieval component of the UHTSS to chemistry information databases and compound inventories. This proprietary software is designed to efficiently capture, process and deposit in a centralized database the large amount of screening data generated from the UHTSS.

Automated Master Compound Store and Compound Collection

     We are developing an automated master compound store, or AMCS. The AMCS is a modular storage system designed for long-term storage and retrieval of chemical libraries under environmental control. The design provides for monitoring systems to track compound utilization, expiration and availability of individual compounds. Other features of the AMCS include a semi-automated weighing subsystem to handle compounds in solid, powder and frozen form, and automated subsystems for handling liquid samples. These systems are currently being developed for delivery to Pfizer and Warner Lambert.

     We currently have a growing proprietary library containing over 400,000 chemical compounds for screening against our targets and our customers' targets. The library is composed of individually stored and accessed compounds that will be stored in our AMCS. These compounds have been carefully selected to maximize chemical diversity and to increase the likelihood of identifying therapeutic leads. Approximately 100,000 of our existing compounds are conventionally synthesized compounds, while the remaining 300,000 compounds are produced by combinatorial chemistry methodologies.

CORPORATE COLLABORATIONS

     We have entered into a number of corporate collaborations for the co-development of our UHTSS and AMCS and for assay development, genomics and screening services and technology. Our material collaborations are discussed below:

Services and Platform System Agreements

     We have entered into four agreements for the development of the UHTSS and two agreements for the development and delivery of our AMCS. Our UHTSS agreements provide in general that we will deliver and install three separate modules of the UHTSS system and provide service and support of the system for a period following acceptance of the UHTSS. In return, our UHTSS collaborative partners are obligated to make specified fees to us in the form of non-refundable fees, installation payments, and ongoing research and co-development funding. Some of our UHTSS agreements restrict our UHTSS syndicate to six members for a limited period. In some cases, members of our UHTSS syndicate may withdraw from the development of the UHTSS at any time without cause. The complexity of developing the UHTSS has led to unexpected delays in the delivery of integration software to Bristol-Myers. Similarly, the complexity of the AMCS has led to delays in the delivery of the AMCS to Warner Lambert.

     We have UHTSS syndicate agreements with Bristol-Myers, Warner Lambert, Merck and Pfizer and AMCS development agreements with Warner Lambert and Pfizer.

     Bristol-Myers. In November 1996, we entered into a Collaborative Research and License Agreement with Bristol-Myers regarding the development of the UHTSS and the installation of the UHTSS at Bristol-Myers. In addition, the collaboration includes co-development of high throughput screening assays for use by Bristol-Myers in exchange for specified fees from Bristol-Myers and we have licensed to Bristol-Myers the right to use our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Bristol-Myers will make specified milestone and royalty payments to us principally for compounds developed and commercialized by Bristol-Myers, which are identified using a screen that we developed.

     Warner Lambert Company. In September 1997, we entered into a Collaborative Research and License Agreement with Warner Lambert regarding the development of the UHTSS and the installation of the UHTSS at Warner Lambert. The collaboration includes co-development of high throughput screening assays for use by Warner Lambert in exchange for specified fees from Warner Lambert. In addition, we have licensed to Warner Lambert the right to use specified aspects of our fluorescence assay technologies for internal research and drug development, including the development of assays. Warner Lambert will also make specified milestone and royalty payments to us for selected compounds developed and commercialized by Warner-Lambert which were identified using an assay employing the licensed technologies.

     In September 1998, we entered into a separate agreement with Warner Lambert for the development of an AMCS. In January 1999, we entered into an amendment of the Collaborative Research and License agreement with Warner Lambert for services and licenses for specified aspects of our GenomeScreen technology.

     Merck & Co., Inc. In December 1997, we entered into a Collaborative Research and License Agreement with Merck for the development of the UHTSS and the installation of the UHTSS at Merck. The collaboration includes co-development of high throughput screening assays for use by Merck in exchange for specified fees from Merck. We have also licensed to Merck the right to use specified aspects of our fluorescence assay technologies for internal research and drug development, including the development of assays.

     In December 1999, we entered into two additional collaborations with Merck in the area of genomics. Under each collaboration agreement, we will utilize aspects of our GenomeScreen technology to investigate cell processes and gene function related to selected Merck therapeutic programs. Merck will receive a license to use the data and materials resulting from the program in basic research and drug discovery. We received upfront payments from Merck for the new collaborations, with the potential for additional research support fees, as well as provisions for additional revenues in the event that drugs developed are commercialized as a result of the collaboration.

     Pfizer, Inc. In June 1999, we entered into a Collaborative Research and License Agreement with Pfizer regarding the development of the UHTSS and the installation of the UHTSS at Pfizer. The agreement also calls for the development and installation of an AMCS. The collaboration includes the co-development of high throughput screening assays for use by Pfizer and we have also licensed to Pfizer the right to use specified aspects of our fluorescence assay technologies for internal research and drug development, including the development of assays.

Services and Focused Discovery Systems Agreements

     Glaxo Wellcome. In December 1999, we entered into a three-year agreement with Glaxo Wellcome in the area of ion channel drug discovery. We will provide Glaxo Wellcome access to our ion channel technology, including our VIPR instrument, our proprietary voltage sensor dyes and related assay technology. We will develop assays, deliver instrumentation and provide ongoing scientific and technical support to Glaxo Wellcome in exchange for specified payments, as well as provisions for additional revenues in the event that drugs developed as a result of the collaboration are commercialized.

     American Home Products. In December 1999, we announced a five-year agreement with Wyeth-Ayerst Laboratories, the Pharmaceutical Division of American Home Products Corporation, in the area of ion channel drug discovery. We will provide Wyeth-Ayerst access to our ion channel technology, including our VIPR instrument, our proprietary voltage sensor dyes and related assay technology. We will develop assays, deliver instrumentation and provide ongoing scientific and technical support to Wyeth-Ayerst in exchange for specified payments.

The agreement also provides for additional revenues in the event that drugs developed are commercialized as a result of the collaboration.

     Pharmacia & Upjohn, Inc. In February 1999, we entered into an agreement with Pharmacia & Upjohn to provide assay development and screening services to Pharmacia & Upjohn. Pharmacia & Upjohn funds an assay development team at our facilities that utilizes our fluorescence assay technology to develop assays for a number of receptors identified by Pharmacia & Upjohn's genomics program but which have no known function. We also screen compound libraries provided by Pharmacia & Upjohn to identify compounds, using our proprietary screening systems for a separate fee. We could receive research and development milestones, as well as royalties, on compounds identified by assays generated through the collaboration.

     F. Hoffman-LaRoche. In February 1999, we entered into an agreement with Hoffman-LaRoche to provide an assay development and technology transfer to Hoffman-LaRoche for up to twelve Hoffman-LaRoche targets for assay development in the first year. Hoffman-LaRoche is obligated to make the payments for assay development and technology transfer services and licenses, milestone payments for compounds identified through assays generated under the collaboration, and royalties if compounds are commercialized.

     Becton Dickinson. In March 1999, we entered into an agreement with Becton Dickinson to utilize our GenomeScreen technology for the identification of genes useful as drug screening targets. We receive research funding and Becton Dickinson instrumentation in support of our services, and the parties will evaluate opportunities for future commercialization.

     Cytovia, Inc. In July 1998, we entered into a collaboration with Cytovia under which we will provide our high throughput proprietary screens, compound library and informatics capabilities and Cytovia will provide its proprietary fluorogenic protease substrates for screening. We will conduct screening programs to identify new drug leads. Cytovia will receive rights to develop and commercialize any new drug leads identified as a result of the collaboration. We receive fees from Cytovia for compound access and screening, and could receive development milestones as well as royalties if compounds identified under the collaboration are developed and commercialized. We also purchased shares of Cytovia preferred stock.

     Eli Lilly. In December 1996, we entered into a Collaborative Research and License Agreement with Eli Lilly regarding the development of the UHTSS and the installation of the UHTSS at Eli Lilly. In November 1999, both parties agreed to amend the agreement to refocus the collaboration on our assay technology and focused discovery systems and discontinue further development and delivery of Eli Lilly's customized UHTSS. The collaboration includes the co-development of high throughput screening assays for use by Eli Lilly in exchange for specified fees from Eli Lilly and we have licensed to Eli Lilly the right to use specified aspects of our fluorescence assay technologies for internal research and drug development, including the development of screening assays. Eli Lilly will also make specified milestone and royalty payments to us principally for compounds developed and commercialized by Eli Lilly which were identified using a screen developed under the agreement.

TECHNOLOGY LICENSING

     In 1999, we entered into five technology licensing agreements under aspects of our fluorescent protein patents, including one settlement agreement with AntiCancer, Inc. concerning a patent infringement suit that we initiated. We also granted licenses to:

     - Clontech Laboratories, for the right to sell certain fluorescent protein products as a research reagent;

     - Exelixis Pharmaceuticals, for the right to use fluorescent protein technology in certain pharmaceutical, animal health and non-plant agricultural applications;

     - Genentech, Inc., for certain research applications and the right to use fluorescent protein technology for the manufacture of therapeutic proteins; and

     - ZymoGenetics, Inc., for the right to use fluorescent protein technology for certain internal applications.

     In February 2000, we also granted Rigel, Inc. a license to use our fluorescent protein technology for applications in connection with their own proprietary technologies. In addition to an upfront payment, shares of Rigel Preferred Stock and an option to a suite of Rigel's genomics technologies, Aurora receives annual license payments from Rigel.

PATENTS AND PROPRIETARY RIGHTS

     Our patent portfolio includes over 120 patent applications filed in the United States and foreign patent jurisdictions. We are either the assignee or exclusive licensee of these patent rights, including 21 issued patents on our instrumentation and plate technology, fluorescent protein technology, ion-channel technology, GenomeScreen and GeneBlazer technology, as well as 14 allowed applications on these and other technologies. Aspects of our technology related to fluorescent protein reporters and ion channel technologies are exclusively licensed from The Regents of the University of California. Pursuant to the terms of the Exclusive License Agreement between us and The Regents of the University of California, we are obligated to pay expenses associated with patent prosecution and maintenance, specified license issue fees and royalties to The Regents. Aspects of our technology related to fluorescent protein reporters are exclusively licensed from the University of Oregon. Pursuant to the terms of the License Agreement between us and the University of Oregon, we are obligated to pay to the University expenses associated with patent prosecution and maintenance, specified annual payments and, upon the issuance of a patent related to the subject technology, to issue shares of our common stock to the University of Oregon. Aspects of our technology related to universal G-protein technology reporters are exclusively licensed from the California Institute of Technology for our payment of certain expenses associated with patent prosecution and maintenance, and issuance of shares of our common stock.

     In March 1999, we filed an action against AntiCancer, Inc. alleging that AntiCancer infringed specific patents by employing our patented fluorescent protein technology in their business. The suit was settled in September 1999. Under the terms of the settlement agreement, we received an upfront payment and will receive annual payments, as well as specified royalty payments, from AntiCancer in exchange for granting AntiCancer specified rights to use our fluorescent protein technology.

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

EXECUTIVE OFFICERS

     Our executive officers are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Stuart J.M. Collinson................  40    President, Chief Executive Officer and Chairman
                                             of the Board
Paul J. England......................  56    Senior Vice President, Research
Thomas G. Klopack....................  48    Senior Vice President and Chief Operating Officer
John D. Mendlein.....................  40    Senior Vice President, Intellectual Property,
                                             General Counsel and Chief Knowledge Officer
John R. Pashkowsky...................  43    Vice President, Finance
Harry Stylli.........................  38    Senior Vice President, Commercial Development

     Stuart J.M. Collinson joined us in May 1999 as President and a member of the Board of Directors and was elected to the position of Chief Executive Officer in November 1999. He was appointed as Chairman of the Board in March 2000. Prior to joining Aurora, Dr. Collinson served as a consultant to us from December 1998 to May 1999 and as Chief Executive Officer of Andaris, Ltd., a privately held biopharmaceutical company, from June 1998 to November 1998. Prior to Andaris, Dr. Collinson held several positions with Glaxo Wellcome from December 1994 through June 1998, most recently serving as Co-Chairman, Hospital and Critical Care Therapy Management Team and Director of Hospital and Critical Care. Dr. Collinson previously held several positions with Baxter International, Inc. and the Boston Consulting Group. Dr. Collinson received his Ph.D. in physical chemistry from the University of Oxford, England and his M.B.A. from Harvard University.

     Paul J. England joined us in February 1998 and currently serves as our Senior Vice President, Research. From 1984 to 1997, he served in various capacities at SmithKline Beecham in the United Kingdom, most recently serving as Vice President, Molecular Screening Technologies, with worldwide responsibility for high throughput screening. Dr. England received his B.S., Ph.D. and D.Sc. degrees in biochemistry from the University of Bristol. After postdoctoral work at the University of California, he held a lectureship in biochemistry at the University of Bristol from 1973 to 1984. We expect Dr. England to transition to part-time employment with us in the near future.

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

     John R. Pashkowsky joined us in December 1997 and currently serves as our Vice President, Finance. From December 1997 through March 2000 Mr. Pashkowsky held various financial positions, most recently Senior Director, Finance and Treasurer. From 1981 to 1997 he served in various positions at Senior Flexonics, Ketema, Inc. and Ametek, Inc., most recently as Controller of the Ketema Division of Senior Flexonics, and was employed by Rohr Industries Inc. from 1979 to 1981. Mr. Pashkowsky received his B.S. in Business Administration from the State University of New York and his M.B.A. in Finance from San Diego State University.

     Harry Stylli joined us in November 1995 and currently serves as our Senior Vice President, Commercial Development. From 1989 to 1995, Dr. Stylli held several positions at Glaxo Wellcome, where he was integrally involved in the International Screening and Technology program. He obtained a Ph.D. in Pharmaceutical Chemistry from Kings College, London University, an M.B.A. from Open University, Milton Keynes, United Kingdom and a B.Sc. in Biochemical Pharmacology, with honors, from the University of East London.

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

     Timothy J. Rink, M.D., Sc.D. -- Former President and Chief Executive Officer and Chairman of Aurora. Previously President and Chief Technical Officer of Amylin Pharmaceuticals, Inc. and Vice President, Research at SmithKline Beecham in U.K.

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

WE MAY NOT BE ABLE TO COMMERCIALIZE SUCCESSFULLY OUR NEW TECHNOLOGIES OR PRODUCTS, WHICH COULD CAUSE US TO BE UNPROFITABLE OR LEAD TO LOSS OF BUSINESS.

     You should evaluate our business in light of the uncertainties and complexities affecting a growing technology company. Our proprietary technologies and products are new and in development. In particular, our UHTSS, our AMCS, and our methods of assay development and screening targets incorporate new and unproven approaches to the discovery of potential medicines. For example:

     - our fluorescent assay technologies and instruments have only recently begun to be used in the drug discovery process and to our knowledge have never been used in the discovery of any medicine that has been commercialized;

     - our UHTSS and AMCS technologies have yet to, and may never, be implemented as fully operational systems;

     - our UHTSS and AMCS will require significant additional investment and development prior to commencement of full-scale commercial operation, including software integration with complex instrumentation and testing to validate performance; and

     - some of the instrumentation and software expected to comprise our UHTSS and AMCS have not yet been used in commercial applications.

     Many of these technologies have not been validated or developed at levels necessary to screen small volumes, and we cannot assure you that UHTSS and AMCS technologies will achieve expected performance levels at these scales. If we are unable to commercialize successfully the UHTSS or AMCS or if we are unable to commercialize successfully our screening methods, we may not be able to achieve our business objectives or build a sustainable or profitable business.

IF WE DO NOT TIMELY AND SUCCESSFULLY COMPLETE THE DEVELOPMENT OF OUR UHTSS OR AMCS, OUR RELATIONSHIPS WITH OUR CUSTOMERS COULD BE HARMED, WE COULD BE SUBJECT TO CONTRACTUAL DISPUTES AND WE COULD BE REQUIRED TO PAY FINANCIAL PENALTIES TO OUR CUSTOMERS.

     Complex instrumentation systems that appear to be promising at early stages of development may not become fully operational for a number of reasons. These systems may:

     - be found ineffective;

     - be impossible or uneconomical to produce;

     - fail to achieve expected performance levels or industry acceptance; or

     - be precluded from commercialization by the proprietary rights of third parties.

     The complexity of both the UHTSS and AMCS has led to unexpected delays in their development that could lead to financial penalties and contractual disputes regarding the delivery and acceptance of these instruments by our customers. The successful implementation and operation of the UHTSS and AMCS will be a complex process requiring integration and coordination of a number of factors, including integration of and successful interface between complex advanced robotics, microfluidics, automated storage and retrieval systems and software and information systems. We may not be able to successfully integrate or implement all of the instrumentation needed for the UHTSS and AMCS. In addition, because we are also dependent in part on the performance of our customers and suppliers in order to deliver these platforms, our ability to timely deliver these platforms may be outside of our control.

     Some of our agreements with our customers provide for penalties to be paid by us if we do not meet development schedules contained in the agreements. Our agreement with Bristol-Myers provides for penalty payments up to a maximum of $1,000,000 if we fail to deliver the completed UHTSS by a specified time. In addition, Bristol-Myers may be able to withdraw from further development of the UHTSS without additional payment. Our agreement with Warner Lambert provides for penalty payments up to a maximum of $888,300 if we fail to deliver the completed AMCS according to a specified development schedule.

     We are currently behind schedule in the delivery and integration of Module 3, the software component of the UHTSS, under our agreement with Bristol-Myers and the delivery of the AMCS under our agreement with Warner Lambert. We currently expect to complete delivery and integration of Module 3 and delivery of the AMCS in the second half of 2000. Although we are currently negotiating with Bristol-Myers and Warner Lambert to modify the development schedules contained in those agreements, we are currently in the penalty phase under the Warner Lambert agreement. If we are unable to renegotiate the development schedules in these agreements, we could be required to pay penalties or enter into contractual disputes which could have a material adverse effect on our business, financial condition or results of operations.

EVEN IF WE SUCCESSFULLY COMPLETE THE DEVELOPMENT OF OUR UHTSS AND AMCS, OTHER LIMITATIONS OR DEFECTS MAY EMERGE LATER THAT COULD LIMIT THEIR UTILITY AND REDUCE OUR FUTURE ABILITY TO GENERATE REVENUES.

     As the UHTSS and AMCS are individually developed, integrated and used, it is possible that previously unanticipated limitations or defects may emerge. In addition, operators using the system may require substantial new technical skills and training. Unforeseen complications may arise in the development, delivery and operation of the UHTSS and AMCS that could materially delay or limit their use by us and our customers, substantially increase the anticipated cost of development of the systems, result in our breach of contractual obligations to our customers and others, or render the systems unable to perform at the quality and capacity levels required for success. We may not be able to successfully complete the development of the UHTSS and AMCS and achieve anticipated throughputs, gain industry acceptance of our approach to the identification of lead compounds or develop a sustainable profitable business. Any complications or delays could subject us to contractual disputes or litigation, limit our ability to use the UHTSS and AMCS for research and development as currently expected, reduce our future expected revenues from these instruments and have other material adverse effects on our business, financial condition or results of operations.

WE DEPEND ON COMMERCIAL RELATIONSHIPS WITH OTHER COMPANIES, AND OUR FAILURE TO SUCCESSFULLY MANAGE OUR EXISTING AND FUTURE RELATIONSHIPS COULD PREVENT US FROM COMMERCIALIZING MANY OF OUR PRODUCTS AND SUSTAINING PROFITABILITY OR REVENUE GROWTH.

     We have collaborative agreements with Bristol-Myers, Eli Lilly, Warner Lambert, Merck, and Pfizer to license our fluorescence assay technologies for their internal discovery research and to provide services on assay development. With the exception of Eli Lilly, these companies also participate in the co-development of the UHTSS for installation in their own facilities. In addition, we have developed or are developing assays for and/or implemented or implementing screening programs for Pharmacia & Upjohn, Inc., F.Hoffmann-LaRoche Ltd., American Home Products, Glaxo Wellcome, Roche Bioscience, Becton Dickinson, Allelix Biopharmaceuticals, Inc., Cystic Fibrosis Foundation, and Cytovia, Inc. Under these agreements, we have limited or no control over the resources that any collaborator may devote to our products or programs and we cannot assure you that our collaborators will continue to devote the same resources to our collaboration in the future. Our agreements generally may be terminated by the collaborator without cause upon short notice and in many cases without payment to us, which would result in our loss of anticipated revenue. In addition we cannot assure you that our collaborators will perform their obligations as expected or that we will derive any additional revenue from these agreements. Our present or future commercial relationships could be harmed if:

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

WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We earned small profits in 1997 and 1999 but had an accumulated deficit of $21.6 million as of December 31, 1999. Our ability to sustain profitability will depend in part on our ability to:

     - successfully complete our UHTSS and AMCS on a timely basis;

     - successfully commercialize drug discovery services to pharmaceutical and biotechnology companies; and

     - gain industry acceptance of our systems, services and technologies.

     We expect to spend significant amounts of money to fund the expansion of our operations and the continued development of our products, systems and fluorescence assay and genomics technologies. As a result, we expect that our operating expenses will increase in the near term and, consequently, we will need to generate additional revenue to sustain profitability. Future revenue is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborative, service and license agreements, and to meet research, development and commercialization objectives under new and existing agreements. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR BUSINESS MODEL IS NEW, WHICH MAY DISCOURAGE THIRD PARTIES FROM USING OUR TECHNOLOGIES AND SERVICES.

     We intend to use our UHTSS and fluorescence assay technologies to rapidly identify for ourselves and our collaborators as many therapeutically relevant targets and compounds with as much commercial potential as possible. Historically, pharmaceutical and biotechnology companies have conducted molecular target screening and lead compound identification within their own internal research departments because of the highly proprietary nature of these discovery activities, due to the importance of these activities to drug discovery and development efforts and the desire to obtain maximum patent and other proprietary protection on the results of their programs. Pharmaceutical and biotechnology companies may choose not to outsource their drug discovery services needs to us. Our ability to succeed will be dependent, in part, upon the willingness of multiple pharmaceutical and biotechnology companies to accept our business model and to use our systems, services and technologies as a tool in the discovery and development of compounds with commercial potential.

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

WE MAY EXPEND SUBSTANTIAL FUNDS AND MANAGEMENT EFFORT TO PURSUE ADDITIONAL COLLABORATIVE ARRANGEMENTS WITH NO ASSURANCE OF SUCCESSFULLY SELLING OUR PRODUCTS OR SERVICES OR ENTERING INTO A COLLABORATIVE AGREEMENT.

     Our ability to enter into agreements with additional collaborators or to expand our agreements with existing collaborators depends in part upon our ability to convince potential collaborators that our technologies can help accelerate drug discovery efforts. This may require substantial time and effort on our part to educate potential collaborators and other users of our services and technologies on the efficiencies and potential benefits presented by our services and technologies. In addition, many of the collaborations involve the negotiation of customized terms regarding licensing, scope of agreement and types of services required. We cannot assure you that the expenditure of substantial funds and management effort to pursue collaborative opportunities will result in a collaboration yielding significant revenues to us.

OUR CURRENT AND POTENTIAL CUSTOMERS ARE PRIMARILY FROM, AND ARE SUBJECT TO RISKS FACED BY, THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

     We derive a substantial portion of our revenue from fees paid by pharmaceutical companies and larger biotechnology companies for our products and services. We expect that pharmaceutical companies and larger biotechnology companies will be our primary source of revenues for the foreseeable future. As a result, we are, and we expect to be, subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries and to possible reduction and delays in research and development expenditures by companies in these industries. Our future revenues may also be adversely affected by mergers and consolidation in the pharmaceutical and biotechnology industries, which will reduce the number of our potential customers.

COMPETITION IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY RESULT IN COMPETING PRODUCTS AND TECHNOLOGIES THAT MAKE OUR PRODUCTS AND TECHNOLOGIES OBSOLETE.

     The pharmaceutical and biotechnology industry is characterized by rapid technological change. Competition is intense among pharmaceutical and biotechnology industries that attempt to identify compounds for development or support drug discovery efforts. Because we provide many types of technology, and the UHTSS instrumentation is designed to integrate different technologies, we compete in many areas, including instrumentation, software, assay development, high throughput screening and genomics. We compete with instrumentation and screening companies, the research departments of pharmaceutical and biotechnology companies and other commercial enterprises, as well as numerous academic and research institutions. Another technology provider may develop a product to compete with the UHTSS or AMCS or our fluorescence assay technology. Pharmaceutical, biotechnology and instrumentation companies that currently compete with us may merge or enter into alliances with other companies and become substantial multi-point competitors. Our collaborators or potential collaborators may assemble their own ultra-high throughput screening systems by purchasing components or contracting for services from competitors. Genomics and combinatorial chemistry companies may also expand their business to include compound screening or screen development. Many of these pharmaceutical and biotechnology companies, which represent the greatest potential market for our systems, services and technologies, have developed or are developing internal programs and other methodologies to improve productivity, including major investments in robotics technology to permit the automated screening of compounds. Our technological approaches, in particular the UHTSS, AMCS and our fluorescence assay technology, may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by our current or future competitors.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS OR OTHER PROPRIETARY RIGHTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

     We rely on patents to protect a large part of our intellectual property and our competitive position. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Our competitors may develop products and technologies similar to ours that do not conflict with our patents. In order to protect or enforce our patent rights, we may initiate patent litigation or proceedings against third parties, such as infringement suits or interference proceedings. Future lawsuits or proceedings could be expensive, take significant time, and could divert management's attention from other business concerns. They would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke these third parties to assert claims against us. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded to us, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

     We may be sued for infringing on the patent rights of others. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. Because we produce many different technologies, there is the potential for patent infringement suits by a wide-range of companies that control patents for assay technologies, genomic technologies, software and instrumentation. The drug discovery industry, including screening technology companies, has a history of patent litigation and will likely continue to have patent litigation suits concerning drug discovery technologies. A number of patents have issued and may issue on certain fluorescence technologies, targets or their use in screening assays that could prevent us and our collaborators from developing assays using such technologies or targets, or relate to certain other aspects of technology that we use or expect to use. From time to time we receive invitations from third parties to license patents owned or controlled by third parties. We evaluate these requests and attempt to obtain licenses if they are compatible with our business objectives. We may not be able to obtain any licenses on acceptable terms, if at all. Our inability to obtain or maintain patent protection or necessary licenses could have a material adverse effect on our business, financial condition or results of operations.

OTHER METHODS OF PROTECTING OUR TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY, INCLUDING CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS, MAY NOT ADEQUATELY PREVENT DISCLOSURE OF PROPRIETARY INFORMATION.

     In addition to patent protection, we rely on a combination of copyright and trademark laws, trade secrets, know-how, and other contractual provisions and technical measures to protect our intellectual property rights. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These measures may not provide meaningful protection for our trade secrets or other confidential information and technology. If these measures do not protect our rights, third parties could use our technology, and our ability to compete in our markets would be harmed. In the event of unauthorized use or disclosure of our confidential and proprietary information, we may not have adequate remedies. Despite our efforts, third parties may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain and maintain trade secret protection could adversely affect our competitive position.

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

     - incur substantial debt;

     - incur substantial distraction from our current business objectives; or

     - assume contingent liabilities.

     We may not be able to integrate successfully any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our collaborators. Further, recent proposed accounting changes could result in a negative impact on our net income (loss) or results of operations from amortization of goodwill and/or other intangible assets related to any acquisition. Any of these adverse consequences could harm our business.

BECAUSE OUR PRODUCTS AND SERVICES CURRENTLY DEPEND ON COMPONENTS AND TECHNOLOGIES LICENSED FROM THIRD PARTIES, A BREACH BY US OF ANY OF THE TERMS OF THESE LICENSES, OR SHOULD ANY OF OUR LICENSORS LOSE THEIR RIGHTS UNDERLYING ANY OF OUR LICENSES, IT COULD RESULT IN OUR LOSS OF ACCESS TO THESE COMPONENTS AND TECHNOLOGIES AND COULD DELAY OR SUSPEND SEVERAL OF OUR RESEARCH AND DEVELOPMENT PLANS.

     Some aspects of our technology and products have been licensed from third parties. If we fail to maintain the right to use these components it could seriously harm our business, financial condition and results of operation. In particular, we are dependent, in part, on the patent rights licensed from third parties with respect to our fluorescence assay and screening technologies.

     Patent applications filed by us or our licensors may not result in patents being issued with respect to intellectual property we have licensed, claims of those patents may not offer sufficient protection, and any patents licensed by us may be challenged, narrowed, invalidated, or circumvented. We may also be subject to legal proceedings that result in the revocation of patent rights previously licensed to us, as a result of which we may be required to obtain licenses from others to continue to develop, test or commercialize our systems, services or technologies. We may not be able to obtain such licenses on acceptable terms, if at all, which would result in delays or a suspension of several of our research, development or commercialization plans.

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF THE INDUSTRY IN WHICH WE OPERATE.

     The market prices for securities of comparable technology companies, particularly life science companies, have been highly volatile and the market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Factors that could have a significant impact on the market price of our common stock include:

     - announcements of technological innovations or new commercial products by us or its competitors;

     - disputes or other developments concerning proprietary rights, including patents and litigation matters and the ability to patent genes and targets;

     - publicity regarding actual or potential results with respect to systems, services or technologies under development by us, our collaborative partners or our competitors;

     - regulatory developments in both the United States and foreign countries;

     - public concern as to the efficacy of new technologies;

     - general market conditions; and

     - quarterly fluctuations in our revenue and financial results.

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

     - our acquisition of complementary businesses or technologies; and

     - general and industry specific economic conditions, which may affect our customers' research and development expenditures.

     If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed.

IF OUR CONTRACTORS AND VENDORS FAIL TO PROVIDE US WITH ESSENTIAL COMPONENTS THAT WE NEED TO CONTINUE RESEARCH AND DEVELOPMENT, WE WOULD EXPERIENCE DELAYS AND ADDITIONAL EXPENSES.

     We rely on a limited number of contractors, suppliers and vendors for the development, manufacture and supply of certain components in our informatics, robotics, automated storage and retrieval, liquid handling, microfluidics and detection devices. Although we believe that alternative sources for these components are available, any interruption in the development, manufacture or supply of a single-sourced component could have a material adverse effect on our ability to develop the UHTSS or other systems until a new source of supply is qualified. Any delay due to an interruption of this type could subject us to penalties for delays in delivery of the UHTSS and, as a result, could have a material adverse effect on our business, financial condition or results of operations. In addition, our current or future technology suppliers may not meet our requirements for quality, quantity or timeliness. If any of our current or future technology suppliers fails to deliver components, including mechanical components of the UHTSS or AMCS, that meet required specifications in a timely manner, or at all, it could significantly affect our ability to meet our contractual obligations to our UHTSS syndicate members and expose us to significant potential liabilities.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AS NECESSARY, IT COULD HARM OUR RESEARCH AND DEVELOPMENT EFFORTS AND WOULD IMPAIR OUR ABILITY TO COMPETE.

     Our success depends to a significant degree upon the continued contributions of our board of directors, executive officers, management and staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives, meet our commitments under existing agreements and our stock price could decline. Dr. Timothy Rink, one of our directors, currently does not anticipate that he will stand for re-election at our 2000 annual meeting of stockholders. We may not be able to attract or retain qualified employees or board members in the future due to intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience resource constraints that will adversely affect our ability to meet the demands of our collaborative partners in a timely fashion or to support our ability to attract and retain highly skilled scientists, including individuals holding doctoral degrees in the basic sciences and engineers. All of our employees are at-will employees, which means that either we or an employee may terminate an employment relationship at any time.

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

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS, OR WE MAY NEED TO ENTER INTO FINANCING ARRANGEMENTS WITH UNFAVORABLE TERMS WHICH COULD ADVERSELY AFFECT YOUR OWNERSHIP INTEREST AND RIGHTS AS COMPARED TO OTHER STOCKHOLDERS.

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

     Many of our agreements with collaborators and technology licensees provide that we may receive milestone payments or royalties based on future sales of drug products discovered through the use of our services, technologies and products. Use of our services, technologies or products may not result in the discovery of potential drug candidates that will be safe or effective. If our services, technologies and products assist in the development of commercialized pharmaceutical products, milestone payments and royalties would be generated only after:

     - lengthy and costly pre-clinical and clinical development efforts;

     - the receipt of necessary regulatory approvals, including approvals by the FDA and equivalent foreign authorities; and

     - the integration of manufacturing capabilities and successful marketing efforts, all of which must be performed by our collaborators.

     We do not currently intend to perform any of these activities. We cannot assure you that our collaborators will decide to develop or commercialize potential drug candidates identified through the use of our technologies. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by us and our collaborators, but also on each collaborator's own financial, competitive, marketing and strategic considerations, all of which are outside our control. If commercialization of lead compounds is successful, disputes may arise over payments to us. We do not expect to receive royalties or other revenues from commercial sales of products based upon any compound identified using our technologies for at least several years, if at all.

DRUG PRODUCTS DEVELOPED AND COMMERCIALIZED BY OUR COLLABORATIVE PARTNERS WILL LIKELY REQUIRE REGULATORY APPROVALS, WHICH MAY REDUCE OUR POTENTIAL REVENUES FROM MILESTONES OR ROYALTIES.

     If a collaborator successfully identifies a drug product for development and commercialization, it will likely be subject to extensive government regulation. Regulation by the FDA and other governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a collaborator. We do not currently plan to develop our own pharmaceutical products. Pharmaceutical products developed by our collaborators will require lengthy and costly pre-clinical and clinical trials and regulatory approval by governmental agencies prior to commercialization. Approvals may not be granted despite the substantial time and resources required to obtain approvals and comply with appropriate statutes and regulations. Delays in obtaining regulatory approvals would adversely affect the marketing of any drugs developed by our collaborators, diminish any competitive advantages that our collaborators may attain and therefore adversely affect our ability to receive royalties or milestone payments.

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







                                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                                                                            PERIOD FROM
                                                                                            MAY 8, 1995
                                                                                          (INCEPTION) TO
                                                                                           DECEMBER 31,
                                            1999         1998         1997         1996         1995
                                          --------     --------     --------     --------     --------
                                                     (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenue                                   $ 50,324     $ 26,538     $ 14,908     $  2,217     $       --

Operating expenses:
   Cost of revenue                          27,779       23,777        6,983           --             --
   Research and development                 11,593       17,146        5,406        4,396            366
   Selling, general and administrative      11,535        6,068        3,679        1,275             46
                                          --------     --------     --------     --------     ----------
      Total operating expenses              50,907       46,991       16,068        5,671            412
                                          --------     --------     --------     --------     ----------
Loss from operations                          (583)     (20,453)      (1,160)      (3,454)          (412)
Interest income                              1,543        2,445        1,793          580             --
Interest expense                              (691)        (645)        (346)         (59)            --
                                          --------     --------     --------     --------     ----------
Income (loss) before income taxes              269      (18,653)         287       (2,933)          (412)
Income taxes                                  (117)          --          (20)          --             --
                                          --------     --------     --------     --------     ----------
Net income (loss)                         $    152     $(18,653)    $    267     $ (2,933)    $     (412)
                                          ========     ========     ========     ========     ==========

Basic income (loss) per share             $   0.01     $  (1.14)    $   0.03     $  (3.86)    $(5,146.59)
                                          ========     ========     ========     ========     ==========
Diluted income (loss) per share           $   0.01     $  (1.14)    $   0.02     $  (3.86)    $(5,146.59)
                                          ========     ========     ========     ========     ==========

Shares used in computing:

    Basic income (loss) per share           16,967       16,312        8,970          760            < 1
                                          ========     ========     ========     ========     ==========
    Diluted income (loss) per share         18,241       16,312       15,423          760            < 1
                                          ========     ========     ========     ========     ==========



                                                                   DECEMBER 31,
                                           ------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                           --------     --------     --------     --------     --------
                                                                  (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments     $ 36,618     $ 28,026     $ 48,906     $ 13,167     $     11
Total assets                                 63,862       50,955       63,036       17,515          115
Capital lease obligations, less current
    portion                                   4,343        4,788        3,422        1,111           --
Accumulated deficit                         (21,579)     (21,731)      (3,078)      (3,345)        (412)
Total stockholders' equity                   40,314       37,542       54,364       15,184         (412)

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

OVERVIEW

     We design, develop and commercialize advanced drug discovery technologies, services and instrumentation to accelerate the discovery of new medicines, the principal components of which are our genomics, assay and automated system technologies. Our technology platform provides an advanced way to identify commercially useful targets, enable rapid assay development and rapidly test compounds for use as potential new medicines that act upon those targets. Thus, our technology is designed to address the most significant new bottlenecks in the drug discovery process. We are launching a proprietary large-scale biology program to identify proteins involved in disease, or targets, rapidly incorporate these targets into tests, or assays, that measure activity in targets and then rapidly screen hundreds of thousands of compounds against these assays to identify potential drugs. Our ultra-high throughput screening system, known as the UHTSS, is designed to screen over one hundred thousand compounds per day against targets. We believe many of our technologies have been commercially validated by over fifteen major pharmaceutical and biotechnology companies in the form of commercialization agreements.

     We had an accumulated deficit of $21.6 million as of December 31, 1999. Our objective for 2000 is to continue increasing revenue, with modest expense increases, and to maintain profitability for the full year. Our ability to maintain profitability will depend in part on our ability to timely and successfully complete development, manufacture and delivery of the UHTSS and AMCS that meet contractual specifications and continue to provide drug discovery services to pharmaceutical and biotechnology customers.

     We generate revenue primarily through sales of services, instruments and intellectual property licenses to corporate collaborators. Sales to date have been generated from a limited number of collaborators in the biotechnology and pharmaceutical industries in the U.S. and Europe. We are subject to monetary penalties if we do not deliver technologies on a timely basis. We have experienced delays and we are currently in the penalty phase under our agreement with Warner Lambert.

     Many of our agreements provide for future milestone payments from drug development achievements and royalties from the sale of products derived from certain of our technologies. However, collaborators may not ever generate products from technology provided by us and thus we may not ever receive milestone payments or royalties from marketed drugs. We believe our ability to maintain profitability is not dependent on receipt of milestone payments or royalties.

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

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Revenue. Revenue increased 90% to $50.3 million in 1999 from $26.5 million in 1998, which was an increase of 78% from $14.9 million in 1997. The increase in 1999 resulted primarily from new agreements executed during the year, including a services, systems and technology access collaborative agreement with Pfizer drug discovery services agreements with Pharmacia & Upjohn and F.Hoffman-LaRoche, and licensing agreements with Clontech Laboratories, Inc. and ZymoGenetics, Inc. Increased revenue under a collaborative agreement with Bristol-Myers executed in 1996 also contributed to the overall increase in revenue in 1999. The increase in 1998 resulted primarily from increased revenues under our collaborative agreements with Warner Lambert and Merck, both of which were executed in 1997, and an agreement with Warner Lambert which was executed in 1998, to develop an AMCS.

     Expenses. Total operating expenses increased 8% to $50.9 million in 1999 from $47.0 million in 1998, which was an increase of 192% from $16.1 million in 1997. The increases in operating expenses resulted primarily from our growth, our product development efforts, drug discovery services offerings and research and development programs. This growth was reflected by the increase to 187 employees at December 31, 1999 from 150 employees at December 31, 1998 and 88 at December 31, 1997, and by the expansion of facilities in October 1997 to 81,000 square feet from 22,000 square feet.

     Cost of revenue increased 17% to $27.8 million in 1999 from $23.8 million in 1998, which was an increase of 241% from $7.0 million in 1997. In addition to the growth of operations as noted above, the increases in cost of revenue were primarily a result of increased purchases of materials and increased technology development expenses related to the development of the UHTSS, the AMCS and screening subsystems for our collaborators. Also contributing to the increase in 1999 were costs related to the completion of contracted service commitments under new drug discovery services agreements.

     Research and development decreased 32% to $11.6 million in 1999 from $17.1 million in 1998, which was a 217% increase from $5.4 million in 1997. The decrease in 1999 reflects a shift in drug discovery services resources from internal research and development to external customer-funded activities to support new as well as ongoing drug discovery services agreements in 1999. In addition, non-recurring items in 1998 such as licensing of technology from OSI Pharmaceuticals, Inc. and Xenometrix, Inc. and the costs of initiating a collaboration with SIDDCO, Inc. to produce a large library of compounds for our UHTSS contributed to the decrease in 1999 and the increase in 1998. The increase in 1998 was also attributable to ongoing development of a UHTSS and an AMCS for us, and the expansion of our human cell genomics GenomeScreen program.

     Selling, general and administrative expenses increased 90% to $11.5 million in 1999 from $6.1 million in 1998, which was a 65% increase from $3.7 million in 1997. The increases were primarily attributable to the growth of operations as noted above, including increases in staffing of the executive, legal and commercial development functions.

     Interest and Other Income. Net interest income decreased 53% to $0.9 million in 1999 from $1.8 million in 1998, which was a 24% increase from $1.4 million in 1997. The decrease in 1999 primarily reflected interest income from lower average cash and investment balances during the year. The increase in 1998 resulted from interest income from higher average cash and investment balances due to receipts under collaborative agreements and proceeds from our initial public offering in June 1997. Interest income was partially offset by interest expense incurred on capital lease and loan obligations.

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

     Our strategy for the development of the UHTSS includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and payments for system validation. The UHTSS co-development syndicate currently includes Bristol-Myers, Warner Lambert, Merck and Pfizer. We can add two more parties. We have also entered into agreements with Warner Lambert and Pfizer to develop AMCS systems. In addition, we have entered into collaborations with Cytovia, Inc., Pharmacia & Upjohn, F.Hoffman-LaRoche and Cystic Fibrosis Foundation to provide screen development and/or screening services, and with Warner Lambert, Merck, Becton Dickinson and the National Cancer Institute for genomics programs. We have entered into agreements for ion channel technology with Bristol-Myers, Warner Lambert, Eli Lilly, Pfizer, Glaxo Wellcome, Roche Bioscience, American Home Products and Merck. Other collaborations include a combinatorial chemistry agreement with SIDDCO to synthesize large libraries of chemical compounds for us.

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

     The complexity of both the UHTSS and AMCS has led to unexpected delays in their development that have led, and may in the future lead, to financial penalties and contractual disputes regarding the delivery and acceptance of these instruments by our customers. The successful implementation and operation of the UHTSS and AMCS will be a complex process requiring integration and coordination of a number of factors, including integration of and successful interface between complex advanced robotics, microfluidics, automated storage and retrieval systems and software and information systems. We may not be able to successfully integrate or implement all of the instrumentation needed for the UHTSS and AMCS. In addition, because we are also dependent in part on the performance of our customers and suppliers in order to deliver these platforms, our ability to timely deliver these platforms may be outside of our control.

     Some of our agreements with our customers provide for penalties to be paid by us if we do not meet development schedules contained in the agreements. Our agreement with Bristol-Myers provides for penalty payments up to a maximum of $1,000,000 if we fail to deliver the completed UHTSS by a specified time. Our agreement with Warner Lambert provides for penalty payments up to a maximum of $888,300 if we fail to deliver the completed AMCS according to a specified development schedule.

     We are currently behind schedule in the delivery and integration of Module 3, the software component of the UHTSS, under our agreement with Bristol-Myers and the delivery of the AMCS under our agreement with Warner Lambert. We currently expect to complete delivery and integration of Module 3 and delivery of the AMCS in the second half of 2000. Although we are currently negotiating with Bristol-Myers and Warner Lambert to modify the development schedule contained in those agreements, we are currently subject to penalty payments. If we are unable to renegotiate the development schedules in those agreements, we could be required to pay substantial penalties.

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

IMPACT OF YEAR 2000

     The nature and progress of our plans to ensure our operations would not be adversely impacted by the inability of computer systems to process data having dates on or after January 1, 2000 have been discussed in prior years. In late 1999, we completed our modifications and conversions of existing software and certain hardware. As a result of those planning and implementation efforts, we experienced no significant disruptions in our computer systems and believe those systems successfully responded to the Year 2000 date change. We expensed less than $50,000 during 1999 in connection with the Year 2000 issue. We are not aware of any material problems resulting from the Year 2000 issue, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our computer systems and those of our suppliers to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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
     10.48(8)*      Collaborative Research and License Agreement effective as of
                    June 15, 1999 between the Registrant and Pfizer
                    Incorporated.
     10.49(9)*      Collaborative Research and License Agreement (Second
                    Amendment) effective as of July 29, 1999 between the
                    Registrant and Bristol-Myers Squibb Pharmaceuticals Research
                    Institute.
     10.50(9)#      Agreement dated November 2, 1999 between the Registrant and
                    Timothy J. Rink, M.D., Sc.D.
     10.51#         Agreement dated December 7, 1999 between the Registrant and
                    Stuart J.M. Collinson, Ph.D.
     10.52**        Third Amendment to Collaborative Research and License
                    Agreement effective as of November 22, 1999 between the
                    Registrant and Eli Lilly and Company.
     10.53**        Instrument, Assay Development and License Agreement
                    effective as of December 15, 1999 between the Registrant and
                    Glaxo Research and Development Ltd. and Glaxo Group Ltd.
     10.54**        Instrument, Assay Development and License Agreement
                    effective as of December 16, 1999 between the Registrant and
                    Wyeth-Ayerst.
     10.55**        License Agreement effective as of December 17, 1999 between the Registrant and ZymoGenetics, Inc.
     10.56#         Agreement effective as of January 1, 2000 between the
                    Registrant and Timothy J. Rink, M.D., Sc.D.
     23.1           Consent of Ernst & Young LLP, Independent Auditors.
     24.1           Power of Attorney. Reference is made to page 41.
     27.1           Financial Data Schedule related to the Financial Statements for the fiscal year ended December 31, 1999.

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

(d)      Financial Statement Schedules

         See Item 14 (a) (2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2000.

                             By: /s/ STUART J.M. COLLINSON
                                ------------------------------------------
                                Stuart J.M. Collinson
                                President and Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, Stuart J.M. Collinson, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                         DATE
      /s/ STUART J.M. COLLINSON                   President, Chief Executive          March 22, 2000
----------------------------------------       Officer and Chairman of the Board
    Stuart J.M. Collinson, Ph.D.                 (PRINCIPAL EXECUTIVE OFFICER)


        /s/ JOHN R. PASHKOWSKY                    Vice President, Finance             March 22, 2000
----------------------------------------          (PRINCIPAL FINANCIAL AND
         John R. Pashkowsky                          ACCOUNTING OFFICER)


         /s/ TIMOTHY J. RINK                               Director                   March 22, 2000
----------------------------------------
 Timothy J. Rink, M.A., M.D., Sc.D


          /s/ JAMES C. BLAIR                               Director                   March 22, 2000
----------------------------------------
       James C. Blair, Ph.D.


      /s/ HUGH Y. RIENHOFF, JR.                            Director                   March 22, 2000
----------------------------------------
    Hugh Y. Rienhoff, Jr., M.D.


         /s/ ROY A. WHITFIELD                              Director                   March 22, 2000
----------------------------------------
          Roy A. Whitfield


                                                           Director                   March 22, 2000
----------------------------------------
        Timothy J. Wollaeger

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

                                            ERNST & YOUNG LLP

San Diego, California
February 10, 2000

                         AURORA BIOSCIENCES CORPORATION

                                 BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                              --------------------------------
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
                                                                              ============        ============



                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                  1999                1998                1997
                                              ------------        ------------        ------------
 Revenue                                      $ 50,324,301        $ 26,537,888        $ 14,907,749

 Operating expenses:
    Cost of revenue                             27,778,868          23,777,215           6,982,875
    Research and development                    11,593,538          17,145,787           5,405,731
    Selling, general and administrative         11,535,118           6,067,445           3,679,317
                                              ------------        ------------        ------------
       Total operating expenses                 50,907,524          46,990,447          16,067,923
                                              ------------        ------------        ------------

 Loss from operations                             (583,223)        (20,452,559)         (1,160,174)

 Interest income                                 1,543,011           2,444,836           1,793,691
 Interest expense                                 (690,869)           (645,395)           (346,183)
                                              ------------        ------------        ------------
 Income (loss) before income taxes                 268,919         (18,653,118)            287,334
 Income taxes                                     (117,000)                 --             (20,000)
                                              ------------        ------------        ------------
 Net income (loss)                            $    151,919        $(18,653,118)       $    267,334
                                              ============        ============        ============

Basic income (loss) per share                 $       0.01        $      (1.14)       $       0.03
                                              ============        ============        ============
Diluted income (loss) per share               $       0.01        $      (1.14)       $       0.02
                                              ============        ============        ============

Shares used in computing:
   Basic income (loss) per share                16,967,124          16,312,194           8,970,183
                                              ============        ============        ============
   Diluted income (loss) per share              18,241,349          16,312,194          15,422,755
                                              ============        ============        ============


                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999

                                                   PREFERRED STOCK                      COMMON STOCK                ADDITIONAL
                                            ------------------------------      ------------------------------        PAID-IN
                                               SHARES            AMOUNT            SHARES            AMOUNT           CAPITAL
                                            ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1996                   9,915,973      $      9,916         2,865,156      $      2,865      $ 18,887,790
  Costs incurred in connection with
     issuance of Series D preferred                   --                --                --                --           (37,485)
     stock

  Conversion of Series A, B, C and D
     preferred stock into common stock        (9,915,973)           (9,916)        9,915,973             9,916                --
  Exercise of warrants to purchase
     common stock                                     --                --            45,290                45               (45)
  Issuance of common stock, net                       --                --         4,206,466             4,207        37,905,268
  Deferred compensation related to
     stock and stock options                          --                --                --                --         3,741,944
  Amortization of deferred compensation               --                --                --                --                --
  Net income                                          --                --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1997                          --                --        17,032,885            17,033        60,497,472
  Issuance of common stock, net                       --                --           125,369               125           511,510
  Issuance of common stock for
     acquired technology                              --                --            75,000                75           569,456
  Repurchases of common stock                         --                --          (208,335)             (208)          (24,436)
  Deferred compensation related to
     stock and stock options                          --                --                --                --           (57,160)
  Amortization of deferred compensation               --                --                --                --                --
  Net loss                                            --                --                --                --                --
                                            ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1998                          --                --        17,024,919            17,025        61,496,842
  Issuance of common stock, net                       --                --           439,515               440         1,836,939
  Repurchases of common stock                         --                --           (21,693)              (22)           (2,671)
  Deferred compensation related to
     stock and stock options                          --                --                --                --          (576,762)
  Amortization of deferred compensation               --                --                --                --                --
  Net income                                          --                --                --                --                --
  Unrealized loss from investments                    --                --                --                --                --

    Comprehensive income
                                            ------------      ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1999                          --      $         --        17,442,741      $     17,443      $ 62,754,348
                                            ============      ============      ============      ============      ============


                                             ACCUMULATED
                                                OTHER                                               TOTAL
                                            COMPREHENSIVE       DEFERRED        ACCUMULATED      STOCKHOLDERS'
                                                LOSS          COMPENSATION        DEFICIT       EQUITY (DEFICIT)
                                            ------------      ------------      ------------      ------------
Balance at December 31, 1996                $         --      $   (371,573)     $ (3,345,207)     $ 15,183,791
  Costs incurred in connection with
     issuance of Series D preferred                   --                --                --           (37,485)
     stock

  Conversion of Series A, B, C and D
     preferred stock into common stock                --                --                --                --
  Exercise of warrants to purchase
     common stock                                     --                --                --                --
  Issuance of common stock, net                       --                --                --        37,909,475
  Deferred compensation related to
     stock and stock options                          --        (3,513,702)               --           228,242
  Amortization of deferred compensation               --           812,715                --           812,715
  Net income                                          --                --           267,334           267,334
                                            ------------      ------------      ------------      ------------
Balance at December 31, 1997                          --        (3,072,560)       (3,077,873)       54,364,072
  Issuance of common stock, net                       --                --                --           511,635
  Issuance of common stock for
     acquired technology                              --                --                --           569,531
  Repurchases of common stock                         --                --                --           (24,644)
  Deferred compensation related to
     stock and stock options                          --            57,160                --                --
  Amortization of deferred compensation               --           774,794                --           774,794
  Net loss                                            --                --       (18,653,118)      (18,653,118)
                                            ------------      ------------      ------------      ------------
Balance at December 31, 1998                          --        (2,240,606)      (21,730,991)       37,542,270
  Issuance of common stock, net                       --                --                --         1,837,379
  Repurchases of common stock                         --                --                --            (2,693)
  Deferred compensation related to
     stock and stock options                          --           576,762                --                --
  Amortization of deferred compensation               --           833,732                --           833,732
  Net income                                          --                --           151,919           151,919
  Unrealized loss from investments               (48,567)               --                --           (48,567)
                                                                                                  ------------
    Comprehensive income                         103,352
                                            ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 1999                $    (48,567)     $   (830,112)     $(21,579,072)     $ 40,314,040
                                            ============      ============      ============      ============


                             SEE ACCOMPANYING NOTES.

                         AURORA BIOSCIENCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                              1999              1998              1997
                                                                          ------------      ------------      ------------
Operating activities:
Net income (loss)                                                         $    151,919      $(18,653,118)     $    267,334
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:

  Depreciation and amortization                                              3,234,928         2,421,986           964,323
  Amortization of deferred compensation                                        833,732           774,794           812,715
  Other non-cash items, net                                                   (184,000)          569,531                 -
  Changes in operating assets and liabilities:

    Accounts receivable                                                     (1,532,194)         (543,125)       (2,090,643)
    Prepaid expenses and other current assets                               (1,186,965)         (253,829)         (929,143)
    Other assets                                                            (1,932,531)       (1,480,639)         (230,376)
    Accounts payable and accrued compensation                                2,284,134         2,376,668           999,451
    Other current liabilities                                                   50,506           163,916           227,778
    Unearned revenue                                                         7,774,015           116,832         2,074,001
    Other noncurrent liabilities                                                     -          (154,346)          154,346
                                                                          ------------      ------------      ------------
Net cash provided by (used in) operating activities                          9,493,544       (14,661,330)        2,249,786
Investing activities:
  Purchases of short-term investments                                      (10,893,919)      (23,015,257)      (24,459,286)
  Sales and maturities of short-term investments                             8,709,647        30,205,000         7,974,422
  Purchases of property and equipment                                       (1,578,576)       (2,837,991)       (1,951,776)
  Notes receivable from officers and employees                                 235,000          (130,000)          (90,000)
  Restricted cash                                                              426,224           215,889        (1,311,923)
  Other assets                                                                       -        (2,436,279)         (339,283)
                                                                          ------------      ------------      ------------
Net cash provided by (used in) investing activities                         (3,101,624)        2,001,362       (20,177,846)
Financing activities:
  Issuance of convertible preferred stock, net                                       -                 -           (37,485)
  Issuance of common stock, net                                              1,738,686           486,991        37,909,475
  Proceeds from capital lease and loan obligations                             619,225                 -                 -
  Principal payments on capital lease and loan obligations                  (2,293,395)       (1,517,797)         (689,278)
                                                                          ------------      ------------      ------------
Net cash provided by (used in) financing activities                             64,516        (1,030,806)       37,182,712
                                                                          ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                         6,456,436       (13,690,774)       19,254,652
Cash and cash equivalents at beginning of year                               9,477,916        23,168,690         3,914,038
                                                                          ------------      ------------      ------------
Cash and cash equivalents at end of year                                  $ 15,934,352      $  9,477,916      $ 23,168,690
                                                                          ============      ============      ============
Supplemental disclosure of cash flow information:
  Interest paid                                                           $    690,869      $    645,395      $    346,183
                                                                          ============      ============      ============
Supplemental schedule of non-cash investing and financing activities:
  Property and equipment acquired under capital leases and
    loans                                                                 $  1,701,489      $  3,755,413      $  3,802,971
                                                                          ============      ============      ============

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

2.      CASH EQUIVALENTS AND INVESTMENT SECURITIES

A summary of cash equivalents and available-for-sale investment securities is shown below:

                                                                             GROSS          GROSS
                                                                          UNREALIZED      UNREALIZED      ESTIMATED FAIR
                                                           COST              GAINS          LOSSES           VALUE
                                                       ------------      ------------     ------------     ------------
DECEMBER 31, 1999
Money market funds                                     $  4,622,220      $         --     $         --     $  4,622,220
U.S. government and agency securities                     9,934,933               220            3,096        9,932,057
U.S. corporate securities                                15,944,345               203           45,894       15,898,654
                                                       ------------      ------------     ------------     ------------
   Total debt securities                                 30,501,498               423           48,990       30,452,931
Less amounts classified as cash equivalents              (9,769,235)               --               --       (9,769,235)
                                                       ------------      ------------     ------------     ------------
   Total investment securities, available-for-sale     $ 20,732,263      $        423     $     48,990     $ 20,683,696
                                                       ============      ============     ============     ============

DECEMBER 31, 1998
Money market funds                                     $  1,627,317      $         --     $         --     $  1,627,317
U.S. government and agency securities                    14,134,679                --               --       14,134,679
U.S. corporate securities                                12,263,312                --               --       12,263,312
                                                       ------------      ------------     ------------     ------------
   Total debt securities                                 28,025,308                --               --       28,025,308
Less amounts classified as cash equivalents              (9,477,317)               --               --       (9,477,317)
                                                       ------------      ------------     ------------     ------------
   Total investment securities, available-for-sale     $ 18,547,991      $         --     $         --     $ 18,547,991
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

4.      BALANCE SHEET DETAILS

Equipment, furniture and leaseholds consists of the following:

                                                            DECEMBER 31,
                                                   ------------------------------
                                                       1999              1998
                                                   ------------      ------------
Scientific equipment                               $  6,300,449      $  5,394,363
Office furniture, computers and equipment             5,135,901         4,109,911
Leasehold improvements                                5,335,996         4,887,714
Construction in process                               1,636,249                 -
                                                   ------------      ------------
                                                     18,408,595        14,391,988

Less accumulated depreciation and amortization       (6,516,197)       (3,528,631)
                                                   ------------      ------------
                                                   $ 11,892,398      $ 10,863,357
                                                   ============      ============

The cost of equipment, furniture and leaseholds under capital leases and loans at December 31, 1999 and 1998 was $11,469,708 and $9,148,994, respectively. The accumulated depreciation and amortization of equipment, furniture and leaseholds under capital leases and loans at December 31, 1999 and 1998 was $5,283,909 and $2,693,324, respectively.

Other assets consist of the following:

                                               DECEMBER 31,
                                        --------------------------
                                           1999           1998
                                        ----------     ----------
Chemical compounds                      $2,862,494     $1,148,654
Equity investments                       2,400,003      2,400,003
Patents and licenses                       905,081        675,426
Deposits, noncurrent                             -        994,868
                                        ----------     ----------
                                        $6,167,578     $5,218,951
                                        ==========     ==========

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

Annual future minimum lease payments for operating and capital leases and loans as of December 31, 1999 are as follows:

                                                                              CAPITAL LEASES AND
                                                     OPERATING LEASES               LOANS
                                                       -----------              -----------
Years ended December 31,
2000                                                   $ 1,745,627              $ 3,028,490
2001                                                     1,797,515                2,290,360
2002                                                     1,852,071                2,001,069
2003                                                     1,907,633                  509,666
2004                                                     1,963,818                        -
Thereafter                                               7,899,858                        -
                                                       -----------              -----------
Total minimum lease and loan payments                  $17,166,522                7,829,585
                                                       ===========
Less amounts representing interest                                                 (989,813)
                                                                                -----------
Present value of capital lease and loan payments                                  6,839,772
Less current portion                                                             (2,497,046)
                                                                                -----------
Capital lease and loan obligations, noncurrent                                  $ 4,342,726
                                                                                ===========

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

                                                      1999                  1998                  1997
                                                 --------------        --------------        --------------
Pro forma loss                                   $   (4,031,014)       $  (19,587,000)       $     (124,000)

Pro forma basic and diluted loss per share       $        (0.24)       $        (1.20)       $        (0.01)


The following table summarizes stock option activity under the Stock and Directors' Plans and related information through December 31, 1999:

                                                          WEIGHTED-
                                        NUMBER OF         AVERAGE
                                        OPTIONS        EXERCISE PRICE
                                       ----------        ----------
Outstanding at December 31, 1996            4,000        $     0.09
Granted                                 1,119,120        $     5.90
Exercised                                  (4,000)       $     1.15
Cancelled                                 (12,700)       $     5.02
                                       ----------
Outstanding at December 31, 1997        1,106,420        $     5.90
Granted                                 2,945,830        $     7.33
Exercised                                 (30,409)       $     1.40
Cancelled                              (1,277,351)       $    10.78
                                       ----------
Outstanding at December 31, 1998        2,744,490        $     5.23
Granted                                 1,347,261        $     8.20
Exercised                                (237,994)       $     3.57
Cancelled                                (334,754)       $     6.36
                                       ----------
Outstanding at December 31, 1999        3,519,003        $     6.38
                                       ==========

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

                         AURORA BIOSCIENCES CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.      STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding under the Company's Stock and Directors' Plans at December 31, 1999:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ----------------------------------------------------       -------------------------------
                                     WEIGHTED-AVERAGE
                                        REMAINING
RANGE OF EXERCISE       NUMBER OF      CONTRACTUAL      WEIGHTED-AVERAGE        NUMBER OF     WEIGHTED-AVERAGE
      PRICES             OPTIONS          LIFE           EXERCISE PRICE          OPTIONS       EXERCISE PRICE
------------------- --------------   ---------------  ------------------       ----------     ----------------
$ 0.09 - $ 5.25         1,399,172          7.91           $   4.14               661,886          $   3.72
$ 5.34 - $ 6.72         1,011,176          9.18           $   6.15                23,207          $   6.12
$ 7.13 - $15.31         1,108,655          9.13           $   9.40               172,852          $   8.48
                    -------------                                              ----------
$ 0.09 - $15.31         3,519,003          8.66           $   6.38               857,945          $   4.75
                    =============                                              ==========

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 1999, the Company has reserved shares of common stock for future issuance as follows:

Common stock and stock options under 1996 Stock Plan       5,386,966
Common stock under Employee Stock Purchase Plan              391,782
Stock options under Directors' Plan                          228,001
Other                                                          4,000
                                                           ---------
                                                           6,010,749
                                                           =========

7.      INCOME TAXES

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

                                                                        YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                1999               1998                1997
                                                            -----------         -----------         -----------
Federal income taxes (benefit)                              $    94,000         $(6,528,000)        $   101,000
State income tax, net of federal benefit                          1,000                  --               3,000
Tax effect of permanent differences                             330,000             414,000             301,000
Alternative minimum taxes                                       116,000                  --              17,000
Increase (decrease) in valuation allowance and other           (424,000)          6,114,000            (402,000)
                                                            -----------         -----------         -----------
                                                            $   117,000         $        --         $    20,000
                                                            ===========         ===========         ===========

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

                                                                 DECEMBER 31,
                                                       -------------------------------
                                                           1999                1998
                                                       -----------         -----------
Deferred tax assets:
  Net operating loss carryforwards                     $ 4,571,000         $ 7,048,000
  Deferred revenue                                       2,402,000                  --
  Tax credit carryforwards                               1,154,000           1,184,000
  Capitalized research and development                     779,000             915,000
  Other, net                                               865,000             346,000
                                                       -----------         -----------
  Total deferred tax assets                              9,771,000           9,493,000
Deferred tax liability:
  Depreciation                                            (732,000)           (345,000)
                                                       -----------         -----------
Net deferred tax assets                                  9,039,000           9,148,000
Valuation allowance for net deferred tax assets         (9,039,000)         (9,148,000)
                                                       -----------         -----------
Net deferred taxes                                     $        --         $        --
                                                       ===========         ===========

8.      INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                     YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                            1999                1998                1997
                                                        ------------        ------------         ------------
Numerator:

  Net income (loss)                                     $    151,919        $(18,653,118)        $    267,334
                                                        ============        ============         ============

Denominator:
  Shares used in basic income (loss) per share
    computations - weighted average common
    shares outstanding                                    16,967,124          16,312,194            8,970,183

  Effect of dilutive securities:
    Convertible preferred stock                                   --                  --            4,591,231
    Nonvested common stock                                   184,628                  --            1,452,820
    Warrants                                                      --                  --               20,970
    Common stock options                                   1,089,597                  --              387,551
                                                        ------------        ------------         ------------

  Shares used in diluted income (loss) per share
   computations                                           18,241,349          16,312,194           15,422,755
                                                        ============        ============         ============

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

SCREENING SERVICES AGREEMENTS

In 1998, the Company entered into a collaboration with Cytovia, Inc., whereby Aurora will provide screening services and access to its compound library. In 1999, Aurora entered into agreements to develop screening assays and/or provide screening services with Pharmacia & Upjohn, Inc., F.Hoffman-LaRoche Ltd. and the Cystic Fibrosis Foundation. The Company also entered into agreements with Warner-Lambert, Becton Dickinson and Company and Merck to provide functional genomics services using the Company's GenomeScreen-TM- technology. In addition, Aurora entered into agreements in the area of ion channel drug discovery with certain UHTSS Collaborators, Glaxo Wellcome and Wyeth-Ayerst Laboratories, the Pharmaceutical Division of American Home Products Corporation. Under these agreements, the Company will develop assays, deliver instrumentation and provide ongoing scientific and technical support related to ion channels.

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