Form 10-Q
period 2000-03-31
AURORA BIOSCIENCES CORP
filed 2000-05-15
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
          Class                                  April 30, 2000
-----------------------------                    --------------
Common Stock, $.001 par value                      19,927,306

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

        Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999.......................    3

        Statements of Operations (Unaudited) - Three months ended March 31, 2000 and 1999.......    4

        Statements of Cash Flows (Unaudited) - Three months ended March 31, 2000 and 1999.......    5

        Notes to Financial Statements (Unaudited)...............................................    6

        ITEM 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...............................................................    7

PART II.  OTHER INFORMATION

        ITEM 2.  Changes in Securities and Use of Proceeds......................................    10

        ITEM 6.  Exhibits and Reports on Form 8-K...............................................    10

SIGNATURE.......................................................................................    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                      March 31,           December 31,
                                                                        2000                  1999
                                                                    -------------         -------------
                                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $  47,791,583         $  15,934,352
   Investment securities, available-for-sale                           57,700,219            20,683,696
   Accounts receivable                                                 10,646,670             5,282,485
   Notes receivable from officers and employees                            50,000                50,000
   Prepaid expenses                                                     1,396,548             1,443,840
   Other current assets                                                 3,258,959             1,623,301
                                                                    -------------         -------------
      Total current assets                                            120,843,979            45,017,674
Equipment, furniture and leaseholds, net                               11,478,173            11,892,398
Notes receivable from officers and employees                              115,000               115,000
Restricted cash                                                           666,666               669,810
Other assets                                                            6,269,982             6,167,578
                                                                    -------------         -------------
      Total assets                                                  $ 139,373,800         $  63,862,460
                                                                    =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   4,650,205         $   3,832,428
   Accrued compensation                                                 1,698,324             2,219,172
   Other current liabilities                                            1,017,400               442,200
   Unearned revenue                                                    10,955,088            10,214,848
   Capital lease obligations, current portion                           2,529,289             2,497,046
                                                                    -------------         -------------
      Total current liabilities                                        20,850,306            19,205,694

Capital lease obligations, less current portion                         4,732,585             4,342,726

Stockholders' equity:
   Preferred stock, $.001 par value; 7,500,000 shares
     authorized and no shares issued and outstanding                            -                     -
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 19,763,649 and 17,442,741 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                          19,764                17,443
   Additional paid-in capital                                         136,189,909            62,754,348
   Accumulated other comprehensive loss                                  (213,523)              (48,567)
   Deferred compensation                                                 (654,061)             (830,112)
   Accumulated deficit                                                (21,551,180)          (21,579,072)
                                                                    -------------         -------------
      Total stockholders' equity                                      113,790,909            40,314,040
                                                                    -------------         -------------
      Total liabilities and stockholders' equity                    $ 139,373,800         $  63,862,460
                                                                    =============         =============


                             See accompanying notes.

                               AURORA BIOSCIENCES CORPORATION
                                  STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                     Three Months Ended March 31,
                                                       2000               1999
                                                   ------------       ------------
Revenue                                            $ 12,800,240       $  6,519,064

Operating expenses:
   Cost of revenue                                    7,803,617          5,926,668
   Research and development                           2,618,981          2,850,945
   Selling, general and administrative                3,267,344          2,374,191
                                                   ------------       ------------
      Total operating expenses                       13,689,942         11,151,804
                                                   ------------       ------------

Loss from operations                                   (889,702)        (4,632,740)

Interest income                                       1,099,071            383,566
Interest expense                                       (181,477)          (174,579)
                                                   ------------       ------------
Net income (loss)                                  $     27,892       $ (4,423,753)
                                                   ============       ============

Basic and diluted net income (loss) per share      $       0.00       $      (0.26)
                                                   ============       ============

Shares used in computing:
   Basic net income (loss) per share                 18,627,428         16,736,646
                                                   ============       ============
   Diluted net income (loss) per share               21,310,299         16,736,646
                                                   ============       ============



                             See accompanying notes.

                                AURORA BIOSCIENCES CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                     2000               1999
                                                                 ------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                $     27,892       $ (4,423,753)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                      844,246            711,087
   Amortization of deferred compensation                              172,471            307,952
   Other non-cash items, net                                           69,354                 --
   Changes in operating assets and liabilities:
      Accounts receivable                                          (5,364,185)        (1,255,830)
      Prepaid expenses and other current assets                    (1,588,366)          (810,603)
      Other assets                                                   (102,404)            (8,787)
      Accounts payable and accrued compensation                       296,929            378,685
      Other current liabilities                                       575,200            127,358
      Unearned revenue                                                740,240          1,729,167
                                                                 ------------       ------------
Net cash used in operating activities                              (4,328,623)        (3,244,724)

INVESTING ACTIVITIES:
   Purchases of short-term investments                            (45,847,624)                --
   Sales and maturities of  short-term investments                  8,666,145          2,769,203
   Purchases of property and equipment                               (390,630)          (828,899)
   Restricted cash                                                      3,144            (15,750)
                                                                 ------------       ------------
Net cash provided by (used in) investing activities               (37,568,965)         1,924,554

FINANCING ACTIVITIES:
   Issuance of common stock, net                                   73,372,108             29,323
   Proceeds from capital lease and loan obligations                 1,129,887                 --
   Principal payments on capital lease and loan obligations          (747,176)          (483,136)
                                                                 ------------       ------------
Net cash provided by (used in) financing activities                73,754,819           (453,813)
                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents               31,857,231         (1,773,983)

Cash and cash equivalents at beginning of period                   15,934,352          9,477,916
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $ 47,791,583       $  7,703,933
                                                                 ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                    $    181,477       $    174,579
                                                                 ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital leases and loans   $     39,391       $         --
                                                                 ============       ============


                             See accompanying notes.

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

        The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").

2.      NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                        Three Months Ended March 31,
                                                           2000              1999
                                                      ------------      ------------
Numerator:

  Net income (loss)                                   $     27,892      $ (4,423,753)
                                                      ============      ============
Denominator:

  Shares used in basic income (loss) per share
   computations - weighted average common shares
   outstanding                                          18,627,428        16,736,646

  Effect of dilutive securities:
    Nonvested common stock                                  64,779                --
    Common stock options                                 2,618,092                --
                                                      ------------      ------------
  Shares used in diluted income (loss) per share
   computations                                         21,310,299        16,736,646
                                                      ============      ============


3.      COMPREHENSIVE LOSS

        Total comprehensive loss was $137,064 and $4,387,376 for the three months ended March 31, 2000 and 1999, respectively. Total comprehensive loss for the three months ended March 31, 2000 and 1999 includes net unrealized losses from investments totaling $164,956 and net unrealized gains from investments totaling $36,377, respectively.

4.      STOCKHOLDERS' EQUITY

        In February 2000, the Company sold 1.8 million shares of common stock at $42 per share to selected institutional and other accredited investors for net proceeds of $71 million.

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation designs, develops and commercializes advanced drug discovery technologies, services and systems to accelerate and enhance the discovery of new medicines. Our core technologies include a broad portfolio of proprietary fluorescent assay technologies, including our GeneBLAzer(TM) and VIPR technologies; our functional genomics GenomeScreen(TM) program; our automated master compound store, the AMCS; our ultra-high throughput screening system, the UHTSS Platform; and subsystems to miniaturize and automate drug screening and profiling assays.

We had an accumulated deficit of $21.6 million as of March 31, 2000. Our objective for 2000 is to continue increasing revenue and to maintain profitability for the full year. Our ability to maintain profitability will depend in part on our ability to successfully complete development, manufacture and delivery of UHTSS Platforms and other systems that meet contractual specifications, continue to provide drug discovery services to pharmaceutical and biotechnology customers and achieve further growth in sales of our technologies, services and systems.

Revenue is predominately derived from sales of services, technology, instruments and intellectual property licenses. Revenue to date has been generated from a limited number of customers in the life sciences industry in the U.S. and Europe. Many of our agreements provide for future milestone payments from drug development achievements and royalties from the sale of products derived from certain of our technologies. However, customers may not ever generate products from technology provided by us and thus we may not ever receive milestone payments or royalties. We believe our ability to maintain profitability is not dependent on receipt of milestone payments or royalties.

We may encounter significant fluctuations in our quarterly financial performance depending on factors such as revenue from existing and future contracts and collaborations, timing of the delivery of technologies and systems and the completion of contracted service commitments to our customers. We will also continue to invest in new technologies to expand our core drug discovery capabilities. Accordingly, our results of operations for any period may not be comparable to, or predictive of, the results of operations for any other period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenue increased 96% from the three months ended March 31, 1999 to the three months ended March 31, 2000. The increase in revenue resulted from new agreements since March 31, 1999. These new agreements include a five-year services, systems and technology access agreement with Pfizer Inc., a technology licensing agreement with Rigel, Inc. and ion channel technology agreements with Glaxo Wellcome and American Home Products.

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 2000

Total operating expenses increased 23% from the three months ended March 31, 1999 to the three months ended March 31, 2000. The increase in operating expenses resulted primarily from our growth, reflected by the increase to 198 employees at March 31, 2000 from 167 at March 31, 1999. Cost of revenue increased 32% due to the increase in revenue and the continuing development of the UHTSS Platform, the AMCS system and screening subsystems for previous customers as well as Pfizer. Research and development expenses decreased 8% as a result of the assignment of scientific resources to support revenue-generating programs, including drug discovery services performed under the new agreements. Selling, general and administrative expenses increased 38%, primarily attributable to the growth of the sales and marketing function.

Net interest income increased 339% from the three months ended March 31, 1999 to the three months ended March 31, 2000, due to increased cash and investment balances resulting from the sale in February 2000 of 1.8 million shares of common stock resulting in net proceeds of $71 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we held cash, cash equivalents and investment securities available-for-sale of $105 million and had working capital of $100 million. We have funded our operations through March 31, 2000 primarily through the issuance of equity securities with aggregate net proceeds of $132 million, receipts from corporate collaborations of $107 million, capital equipment lease financing of $13 million and interest income of $7 million.

In February 2000, we completed a private placement of 1.8 million shares of newly issued common stock to selected institutional and other accredited investors. The purchase price was $42.00 per share, resulting in net proceeds of approximately $71 million.

Our facility lease agreement is secured by a letter of credit, which is secured by a certificate of deposit recorded as restricted cash. At March 31, 2000, restricted cash totaled $0.7 million. The letter of credit will be reduced on a predetermined schedule.

We have entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $6.6 million over the next four years.

Our strategy for the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and payments for system validation. The UHTSS Platform co-development syndicate currently includes Bristol-Myers, Warner-Lambert, Merck and Pfizer. We have also entered into agreements with Warner-Lambert and Pfizer to develop AMCS systems. In addition, we have entered into collaborations with Cytovia, Inc., Pharmacia & Upjohn, Inc., F.Hoffman-LaRoche, Cystic Fibrosis Foundation and Families of Spinal Muscular Atrophy to provide screen development and/or screening services, and with Warner-Lambert, Merck, Becton Dickinson, the National Cancer Institute and Pfizer for functional genomics programs. We have entered into ion channel technology agreements with Bristol-Myers, Eli Lilly and Company, Glaxo Wellcome, American Home Products, Merck and N.V. Organon. Other collaborations include a combinatorial chemistry agreement with SIDDCO to synthesize large libraries of chemical compounds for us.

Our ability to achieve sustained profitability will be dependent upon our ability to deliver and obtain acceptance of equipment by collaborators, perform contracted screening services, sell or license new products and services, and to increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. We may not

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 2000

be able to meet our revenue goals or sustain profitability on a quarterly or annual basis. Although we are actively seeking to enter into additional collaborations, we may not be able to negotiate additional collaborative agreements on acceptable terms, if at all. Some of our current collaborative agreements may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of our collaborators would be required to pay some penalties in the event they terminate their agreements without cause, any of our collaborators may elect to terminate their agreements with us. In addition, collaborators may terminate their agreements for cause if we cannot deliver the technology in accordance with the agreements. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from the agreements. Current or future collaborative agreements may not be successful and provide us with expected benefits. Termination of our existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms or generate sufficient revenues from our services and technologies could have a material adverse effect on our business, financial condition or results of operations.

The complexity of both the UHTSS Platform and AMCS has led to unexpected delays in developing these platforms that may lead to financial penalties and contractual disputes regarding the delivery and acceptance of these platforms by our customers. Because we are also dependent in part on the performance of our customers and suppliers in order to deliver these platforms, our ability to timely deliver these platforms may be outside of our control. Some of our agreements with our customers provide for penalties to be paid by us if we do not meet development schedules contained in the agreements. Our agreement with Bristol-Myers provides for penalty payments up to a maximum of $1,000,000 if we fail to deliver the completed UHTSS Platform by a specified time. Our agreement with Warner-Lambert provides for penalty payments up to a maximum of $888,300 if we fail to deliver the completed AMCS according to a specified development schedule. In April 2000, the development schedule per our agreement with Warner-Lambert was modified such that we are not currently subject to penalty payments. If we fail to meet the development schedules under our agreements with Bristol-Myers and Warner-Lambert, we may be required to pay substantial penalties which could have a material adverse effect on our business, financial condition or results of operations.

We may be required to raise additional capital over the next several years in order to expand our operations or acquire new technology. This capital may be raised through additional public or private equity financings, borrowings and other available sources. Our business or operations may change in a manner that would consume available resources more rapidly than anticipated and substantial additional funding may be required before we can sustain profitable operations. We may not continue to generate sales from and receive payments under existing collaborative agreements and existing or potential revenue may not be adequate to fund our operations. If additional funding becomes necessary, it may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with others that may have a material adverse effect on our business, financial condition or results of operations.

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 2000

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During February 2000, the Company issued 1,800,000 shares of Common Stock priced at $42.00 per share. The Company has filed a registration statement covering the re-sale of the shares of Common Stock issued in the financing. The Company intends to use the proceeds from the sale of the Common Stock for development and acquisition of new technologies, particularly in genomics and drug discovery, as well as commercial development and for working capital and other general corporate purposes.

The sale and issuance of the Common Stock in the transaction described in the preceding paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information. Deutsche Banc Alex. Brown, Chase H&Q and Robertson Stephens acted as placement agents in the financing and were paid an aggregate of $4.5 million as a placement fee in connection with the closing of the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.57* Collaborative Research, Purchase and License Agreement effective as of March 31, 2000 between the Registrant and N.V. Organon.

        27.1 Financial Data Schedule related to the Financial Statements for the period ended March 31, 2000.
--------------
        * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                         AURORA BIOSCIENCES CORPORATION
                                 March 31, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                Aurora Biosciences Corporation




Date: May 15, 2000              By:  /s/ John Pashkowsky
                                   ---------------------
                                John Pashkowsky
                                Vice President, Finance and Treasurer
                                (on behalf of the Registrant and as Registrant's
                                Principal Financial and Accounting Officer)