Form 10-Q
period 2000-06-30
AURORA BIOSCIENCES CORP
filed 2000-08-11
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
        Class                                                 July 31, 2000
        -----                                                 -------------
Common Stock, $.001 par value                                   20,204,753

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

    Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999............................3

    Statements of Operations (Unaudited) - Three and six months ended June 30, 2000 and 1999....4

    Statements of Cash Flows (Unaudited) - Three and six months ended June 30,
       2000 and 1999............................................................................5

    Notes to Financial Statements (Unaudited)...................................................6

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
       Operations...............................................................................8

PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders...............................11

    ITEM 5.  Other Information.................................................................11

    ITEM 6.  Exhibits and Reports on Form 8-K..................................................12

SIGNATURE......................................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                       June 30,           December 31,
                                                                         2000                 1999
                                                                    -------------         -------------
                                                                     (Unaudited)
                                               ASSETS
Current assets:
   Cash and cash equivalents                                        $  24,735,010         $  15,934,352
   Investment securities, available-for-sale                           82,962,614            20,683,696
   Accounts receivable                                                 15,577,355             5,282,485
   Notes receivable from officers and employees                            50,000                50,000
   Prepaid expenses                                                     1,475,316             1,443,840
   Other current assets                                                 4,087,416             1,623,301
                                                                    -------------         -------------
      Total current assets                                            128,887,711            45,017,674
Equipment, furniture and leaseholds, net                               11,714,264            11,892,398
Notes receivable from officers and employees                              227,000               115,000
Other assets                                                           10,052,408             6,837,388
                                                                    -------------         -------------
      Total assets                                                  $ 150,881,383         $  63,862,460
                                                                    =============         =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   4,960,357         $   3,832,428
   Accrued compensation                                                 2,619,391             2,219,172
   Other current liabilities                                            1,194,900               442,200
   Unearned revenue                                                    13,324,171            10,214,848
   Capital lease and loan obligations, current portion                  2,526,244             2,497,046
                                                                    -------------         -------------
      Total current liabilities                                        24,625,063            19,205,694

Capital lease and loan obligations, less current portion                4,587,854             4,342,726

Stockholders' equity:
   Preferred stock, $.001 par value; 7,500,000 shares
     authorized and no shares issued and outstanding                           --                    --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 20,173,684 and 17,442,741 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,                   20,173                17,443
     respectively
   Additional paid-in capital                                         138,336,117            62,754,348
   Accumulated other comprehensive income (loss)                        1,096,334               (48,567)
   Deferred compensation                                                 (464,845)             (830,112)
   Accumulated deficit                                                (17,319,313)          (21,579,072)
                                                                    -------------         -------------
      Total stockholders' equity                                      121,668,466            40,314,040
                                                                    -------------         -------------
      Total liabilities and stockholders' equity                    $ 150,881,383         $  63,862,460
                                                                    =============         =============



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended June 30,               Six Months Ended June 30,
                                              ---------------------------------         ---------------------------------
                                                  2000                 1999                 2000                 1999
                                              ------------         ------------         ------------         ------------
Revenue                                       $ 17,529,110         $ 13,041,714         $ 30,329,350         $ 19,560,778

Operating expenses:
   Cost of revenue                               9,171,839            7,240,471           16,975,456           13,167,139
   Research and development                      3,393,447            3,213,468            6,012,428            6,064,413
   Selling, general and administrative           3,834,836            3,191,187            7,102,180            5,565,378
                                              ------------         ------------         ------------         ------------
      Total operating expenses                  16,400,122           13,645,126           30,090,064           24,796,930
                                              ------------         ------------         ------------         ------------

Income (loss) from operations                    1,128,988             (603,412)             239,286           (5,236,152)

Interest and other income                        3,512,865              338,952            4,611,936              722,518
Interest expense                                  (169,986)            (169,030)            (351,463)            (343,609)
                                              ------------         ------------         ------------         ------------
Income (loss) before taxes                       4,471,867             (433,490)           4,499,759           (4,857,243)
Income taxes                                      (240,000)                  --             (240,000)                  --
                                              ------------         ------------         ------------         ------------
Net income (loss)                             $  4,231,867         $   (433,490)        $  4,259,759         $ (4,857,243)
                                              ============         ============         ============         ============

Basic net income (loss) per share             $       0.21         $      (0.03)        $       0.22         $      (0.29)
                                              ============         ============         ============         ============
Diluted net income (loss) per share           $       0.19         $      (0.03)        $       0.20         $      (0.29)
                                              ============         ============         ============         ============

Shares used in computing:
   Basic income (loss) per share                19,958,914           16,897,201           19,293,171           16,816,924
                                              ============         ============         ============         ============
   Diluted income (loss) per share              22,227,349           16,897,201           21,768,824           16,816,924
                                              ============         ============         ============         ============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                   ---------------------------------
                                                                       2000                 1999
                                                                   ------------         ------------
OPERATING ACTIVITIES:
Net income (loss)                                                  $  4,259,759         $ (4,857,243)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                                      1,710,989            1,579,669
   Amortization of deferred compensation                                336,662              475,075
   Gain from sale of investment                                      (1,729,736)                  --
   Other non-cash items, net                                            158,708                   --
   Changes in operating assets and liabilities:
      Accounts receivable                                           (10,294,870)          (3,943,169)
      Prepaid expenses and other current assets                      (2,495,591)          (1,713,950)
      Other assets                                                     (167,173)            (605,311)
      Accounts payable and accrued compensation                       1,528,148            2,627,146
      Other current liabilities                                         752,700              247,916
      Unearned revenue                                                3,109,323            4,590,167
                                                                   ------------         ------------
Net cash used in operating activities                                (2,831,081)          (1,599,700)

INVESTING ACTIVITIES:
   Purchases of short-term investments                              (76,946,482)          (2,065,645)
   Sales and maturities of  short-term investments                   14,457,877            5,786,855
   Purchases of property and equipment                                 (941,903)            (347,013)
   Notes receivable from officers and employees                        (132,000)             250,000
   Other assets                                                          36,477              347,971
                                                                   ------------         ------------
Net cash provided by (used in) investing activities                 (63,526,031)           3,972,168

FINANCING ACTIVITIES:
   Private placement of common stock, net                            70,940,179                   --
   Other issuances of common stock, net                               4,534,217              539,495
   Proceeds from capital lease and loan obligations                   1,129,887                   --
   Principal payments on capital lease and loan obligations          (1,446,513)          (1,025,110)
                                                                   ------------         ------------
Net cash provided by (used in) financing activities                  75,157,770             (485,615)
                                                                   ------------         ------------

Net increase in cash and cash equivalents                             8,800,658            1,886,853

Cash and cash equivalents at beginning of period                     15,934,352            9,477,916
                                                                   ------------         ------------

Cash and cash equivalents at end of period                         $ 24,735,010         $ 11,364,769
                                                                   ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                      $    351,463         $    343,609
                                                                   ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital leases
 and loans                                                          $    590,952         $    897,498
                                                                   ============         ============



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000

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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").

2.   ACCOUNTS RECEIVABLE

     Included in accounts receivable are unbilled amounts totaling $10,151,266 and $3,465,264 at June 30, 2000 and December 31, 1999, respectively. Unbilled receivables are not billable in accordance with contract terms until some future date. The unbilled receivables at June 30, 2000 are expected to be billed and collected within one year.

3.   GAIN FROM SALE OF INVESTMENT

     Interest and other income includes a $1.7 million gain from the sale of shares of Cytovia, Inc. upon its acquisition by Maxim Pharmaceuticals, Inc. in June 2000.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000

4.   INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months periods ended June 30, 2000 and 1999:

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                           --------------------------------         --------------------------------
                                               2000                1999                 2000                1999
                                           ------------        ------------         ------------        ------------
Numerator:

  Net income (loss)                        $  4,231,867        $   (433,490)        $  4,259,759        $ (4,857,243)
                                           ============        ============         ============        ============

Denominator:

  Shares used in basic income
    (loss) per share computations -
    weighted average common shares
    outstanding                              19,958,914          16,897,201           19,293,171          16,816,924

  Effect of dilutive securities:
    Nonvested common stock                       34,577                  --               49,678                  --
    Common stock options                      2,233,858                  --            2,425,975                  --
                                           ------------        ------------         ------------        ------------
      Dilutive securities subtotal            2,268,435                  --            2,475,653                  --
                                           ------------        ------------         ------------        ------------

  Shares used in diluted income
    (loss) per share computations            22,227,349          16,897,201           21,768,824          16,816,924
                                           ============        ============         ============        ============

Basic net income (loss) per share          $       0.21        $      (0.03)        $       0.22        $      (0.29)
                                           ============        ============         ============        ============
Diluted net income (loss) per share        $       0.19        $      (0.03)        $       0.20        $      (0.29)
                                           ============        ============         ============        ============


5.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $5,541,724 and ($481,670) for the three months ended June 30, 2000 and 1999, respectively and $5,404,660 and ($4,869,046) for the six months ended June 30, 2000 and 1999, respectively. Total comprehensive income (loss) for the three and six months ended June 30, 2000 includes unrealized gains from investments totaling $1,309,857 and $1,144,901, respectively.

6.   COLLABORATIVE AGREEMENTS

     In May 2000, the Company entered into a five-year collaboration with the Cystic Fibrosis Foundation for assay development and screening services which focuses on a treatment for cystic fibrosis. Committed funding payments and project progress payments to Aurora could total approximately $30 million over the course of the collaboration, before clinical milestone payments.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation designs, develops and commercializes advanced drug discovery technologies, services and systems to accelerate and enhance the discovery of new medicines. Our core technologies include a broad portfolio of proprietary fluorescent assay technologies, including our GeneBLAzer(TM) and VIPR(TM) technologies; our functional genomics GenomeScreen(TM) program; our automated master compound store, the AMCS; our ultra-high throughput screening system, the UHTSS Platform; and subsystems to miniaturize and automate drug screening and profiling assays.

We had an accumulated deficit of $17.3 million as of June 30, 2000. Our objective for 2000 is to maintain profitability for the full year. Our ability to maintain profitability will depend in part on our ability to successfully complete development, manufacture and delivery of UHTSS Platforms and other systems that meet contractual specifications, continue to provide drug discovery services to pharmaceutical and biotechnology customers and achieve further growth in sales of our technologies, services and systems.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenue increased 34% from the three months ended June 30, 1999 to the three months ended June 30, 2000 (the "three-month period") and increased 55% from the six months ended June 30, 1999 to the six months ended June 30, 2000 (the "six-month period"). The increases in revenue resulted from our existing collaborations with Pfizer (including our original collaboration with Warner-Lambert, acquired by Pfizer in June 2000) and new agreements entered into since June 30, 1999, including ion channel technology agreements with Glaxo Wellcome, American Home Products and R.W. Johnson Pharmaceutical Research Institute.

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000

Total operating expenses increased 20% for the three-month period and 21% for the six-month period. The increases in operating expenses resulted primarily from our growth, reflected by the increase to 214 full-time employees at June 30, 2000 from 169 full-time employees at June 30, 1999. Cost of revenue increased 27% and 29% for the three-month and six-month periods, respectively, related to the continuing development of the UHTSS Platform, the AMCS system and screening subsystems for our customers, as well as instrument sales and drug discovery services performed under the new agreements. Research and development expenses increased 6% for the three-month period and were constant for the six-month period, despite our overall growth, with the assignment of scientific resources to support revenue-generating programs. Selling, general and administrative expenses increased 20% and 28% for the three-month and six-month periods, respectively, primarily attributable to the growth of the sales, marketing and legal functions in addition to increased professional services expenses.

Net interest and other income increased 625% and 365% for the three-month and six-month periods, respectively, due to the increased cash and investment balances resulting from a $71 million private placement of 1.8 million shares of common stock in February 2000 and a $1.7 million gain from the sale of shares of Cytovia, Inc. upon its acquisition by Maxim Pharmaceuticals, Inc. in June 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we held cash, cash equivalents and investment securities available-for-sale of $108 million and working capital of $104 million. We have funded our operations since inception primarily through the issuance of equity securities with aggregate net proceeds of $134 million, receipts from corporate collaborations and strategic technology alliances of $121 million, capital equipment lease and loan financing of $13 million and interest income of $9 million.

We have entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $6.0 million over the next four years.

Our strategy for the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and payments for system validation. The UHTSS Platform co-development syndicate currently includes Bristol-Myers, Warner-Lambert (acquired by Pfizer in June 2000), Merck and Pfizer. We have also entered into agreements with Warner-Lambert and Pfizer to develop AMCS systems. In addition, we have entered into collaborations with Cystic Fibrosis Foundation and Families of Spinal Muscular Atrophy to provide screen development and/or screening services, and with Warner-Lambert, Merck, Becton Dickinson, the National Cancer Institute and Pfizer for functional genomics programs. We have entered into ion channel technology agreements with Bristol-Myers, Eli Lilly and Company, Glaxo Wellcome, American Home Products, Merck, N.V. Organon and R.W. Johnson Pharmaceutical Research Institute. Other collaborations include a combinatorial chemistry agreement with SIDDCO to synthesize large libraries of chemical compounds for us.

Our ability to achieve sustained profitability will be dependent upon our ability to deliver and obtain acceptance of equipment by collaborators, perform contracted screening services, sell or license new products and services, and to increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. We may not be able to meet our revenue goals or sustain profitability on a quarterly or annual basis. Although we are actively seeking to enter into additional collaborations, we may not be able to negotiate additional collaborative agreements on acceptable terms, if at all. Some of our current collaborative agreements may

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000

be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of our collaborators would be required to pay some penalties in the event they terminate their agreements without cause, any of our collaborators may elect to terminate their agreements with us. In addition, collaborators may terminate their agreements for cause if we cannot deliver the technology in accordance with the agreements. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from the agreements. Current or future collaborative agreements may not be successful and provide us with expected benefits. Termination of our existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms or generate sufficient revenues from our services and technologies could have a material adverse effect on our business, financial condition or results of operations.

The complexity of both the UHTSS Platform and AMCS has led to unexpected delays in developing these platforms that may lead to financial penalties and contractual disputes regarding the delivery and acceptance of these platforms by our customers. Because we are also dependent in part on the performance of our customers and suppliers in order to deliver these platforms, our ability to timely deliver these platforms may be outside of our control. Some of our agreements with our customers provide for penalties to be paid by us if we do not meet development schedules contained in the agreements. Our agreement with Bristol-Myers provides for penalty payments up to a maximum of $1,000,000 if we fail to deliver the completed UHTSS Platform by a specified time. Our agreement with Warner-Lambert provides for penalty payments up to a maximum of $888,300 if we fail to deliver the completed AMCS according to a specified development schedule. If we fail to meet the development schedules under our agreements with Bristol-Myers and Warner-Lambert, the payment of penalties could have a material adverse effect on our business, financial condition or results of operations.

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

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 23, 2000. The following actions were taken at the Annual Meeting:

(a) The following Directors were elected for a one-year term expiring at the 2001 annual meeting:

     Name                                   Shares Voted For       Shares Withheld
     ----                                   ----------------       ---------------
     Stuart J.M. Collinson, Ph.D.              14,944,354               48,760
     James C. Blair, Ph.D.                     14,951,772               41,342
     Hugh Y. Rienhoff, Jr., M.D.               14,957,149               35,965
     Roy A. Whitfield                          14,958,544               34,570
     Timothy J. Wollaeger                      14,962,170               30,944

(b) A proposal to amend our 1996 Stock Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares was approved.

     Shares Voted For                     7,777,611
     Shares Voted Against                 2,754,981
     Shares Abstain                         444,872

(c) A proposal to amend our Non-Employee Directors' Stock Option Plan to increase the number of options to purchase shares of our common stock to be granted to non-employee directors upon first joining the Board from 16,000 to 20,000 and to increase the number of options to purchase shares of our common stock to be granted annually to non-employee directors serving on the Board from 4,000 to 5,000 was approved. It was also approved that the Director's Plan provide for vesting of new options granted annually to non-employee directors over a period of one year.

     Shares Voted For                    12,033,839
     Shares Voted Against                 2,511,061
     Shares Abstain                         448,214

 (d) The selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 was ratified.

     Shares Voted For                    14,963,968
     Shares Voted Against                    14,884
     Shares Withheld                         14,262

ITEM 5.  OTHER INFORMATION

Pursuant to our bylaws, stockholders who wish to bring matters or propose nominees for director at our 2001 annual meeting of stockholders must provide specified information to us no later than December 20, 2000 (unless such matters are included in our proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

                         AURORA BIOSCIENCES CORPORATION
                                  JUNE 30, 2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.58*  Cystic Fibrosis Research Alliance and Commercialization
                Agreement effective as of May 19, 2000 between the Registrant and the Cystic Fibrosis Foundation.

        27.1 Financial Data Schedule related to the Financial Statements for the period ended June 30, 2000.

----------

        * The Company has requested confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                         AURORA BIOSCIENCES CORPORATION
                                 June 30, 2000


                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       Aurora Biosciences Corporation




Date: August 11, 2000                  By:  /s/ John Pashkowsky
                                           -------------------------------------
                                           John Pashkowsky
                                           Vice President, Finance and Treasurer
                                           (on behalf of the Registrant and as
                                           Registrant's Principal Financial and
                                           Accounting Officer)