Form 10-K405/A
period 1999-12-31
AURORA BIOSCIENCES CORP
filed 2000-09-26
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-22669

                         AURORA BIOSCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             33-0669859
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

     11010 Torreyana Road, San Diego, CA                 92121
    ----------------------------------------           ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates, based on the last sale price as reported on the Nasdaq National Market on February 29, 2000, was approximately $1.98 million*.

The number of shares of registrant's Common Stock outstanding as of February 29, 2000 was 19,677,894.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's proxy statement filed in connection with the solicitation of proxies for its 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K. Certain Exhibits filed with the Registrant's Registration Statement Form S-1 (333-23407), Form 10-Q for the quarter ended September 30, 1997, Form 10-K for the year ended December 31, 1997, Form 10-Q for the quarter ended June 30, 1998 and Form 10-Q for the quarter ended March 31, 1999, June 30, 1999 and September 30, 1999 are incorporated by reference into Part IV of this Form 10-K.

EXPLANATORY STATEMENT:

This Amendment No. 2 to the Annual Report on Form 10-K for Aurora Biosciences Corporation for the fiscal year ended December 31, 1999 is being filed to amend
Part IV, Item 14(c) to amend Exhibits 10.52 - 10.55.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)     Exhibits

    EXHIBIT
    NUMBER      DESCRIPTION OF DOCUMENT
    -------     -----------------------
    3.4(1)      Restated Certificate of Incorporation.

    3.5(1)      Restated Bylaws.

    4.1+        Reference is made to Exhibits 3.4 and 3.5.

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

    EXHIBIT
    NUMBER      DESCRIPTION OF DOCUMENT
    -------     -----------------------
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

    10.50(9)#   Agreement dated November 2, 1999 between the Registrant and
                Timothy J. Rink, M.D., Sc.D.

    10.51#+     Agreement dated December 7, 1999 between the Registrant and
                Stuart J.M. Collinson, Ph.D.

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

    10.54** Instrument, Assay Development and License Agreement effective as of December 16, 1999 between the Registrant and Wyeth-Ayerst.

    10.55**     License Agreement effective as of December 17, 1999 between the
                Registrant and ZymoGenetics, Inc.

    EXHIBIT
    NUMBER      DESCRIPTION OF DOCUMENT
    -------     -----------------------

    10.56#+ Agreement effective as of January 1, 2000 between the Registrant and Timothy J. Rink, M.D., Sc.D.

    23.1+       Consent of Ernst & Young LLP, Independent Auditors.

    24.1+       Power of Attorney. Reference is made to page 41.

    27.1+ Financial Data Schedule related to the Financial Statements for the fiscal year ended December 31, 1999.

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

        +      Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2000.

                                 By:   /s/ STUART J.M. COLLINSON
                                    --------------------------------------------
                                         Stuart J.M. Collinson
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                       DATE
                  ---------                                  -----                       ----
          /s/STUART J.M. COLLINSON            President, Chief Executive        September 26, 2000
----------------------------------------        Officer and Chairman of
        Stuart J.M. Collinson, Ph.D.             the Board (Principal
                                                  Executive Officer)


           /s/JOHN R. PASHKOWKSY*               Vice President, Finance         September 26, 2000
----------------------------------------       (Principal Financial and
             John R. Pashkowsky                   Accounting Officer)


             /s/JAMES C. BLAIR*                        Director                 September 26, 2000
----------------------------------------
            James C. Blair, Ph.D.


         /s/ HUGH Y. RIENHOFF, JR.*                    Director                 September 26, 2000
----------------------------------------
         Hugh Y. Rienhoff, Jr., M.D.


            /s/ROY A. WHITFIELD*                       Director                 September 26, 2000
----------------------------------------
              Roy A. Whitfield


                                                       Director                 September 26, 2000
----------------------------------------
            Timothy J. Wollaeger


*By /s/ STUART J.M. COLLINSON
    ------------------------------------
     Stuart J.M. Collinson
     Attorney-in-fact