Form 10-Q
period 2000-09-30
AURORA BIOSCIENCES CORP
filed 2000-11-13
CIK 1010919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-22669


                         AURORA BIOSCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   33-0669859
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


11010 Torreyana Road, San Diego, CA                               92121
-----------------------------------                             ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
        Class                                              October 31, 2000
        -----                                              ----------------
Common Stock, $.001 par value                                20,579,424

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                               PAGE NO.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

    Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999........................................  3

    Statements of Operations (Unaudited) - Three and nine months ended September 30, 2000 and 1999...............  4

    Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2000 and 1999.........................  5

    Notes to Financial Statements (Unaudited)....................................................................  6

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................  8

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K...................................................................  11

SIGNATURE.......................................................................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         AURORA BIOSCIENCES CORPORATION
                                 BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                      2000                1999
                                                                  -------------       -------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $  25,120,940       $  15,934,352
   Investment securities, available-for-sale                         81,424,322          20,683,696
   Accounts receivable                                               14,522,271           5,282,485
   Notes receivable from officers and employees                          50,000              50,000
   Prepaid expenses                                                   1,160,143           1,443,840
   Other current assets                                               4,468,517           1,623,301
                                                                  -------------       -------------
      Total current assets                                          126,746,193          45,017,674
Equipment, furniture and leaseholds, net                             12,225,334          11,892,398
Notes receivable from officers and employees                            227,000             115,000
Other assets                                                         11,968,381           6,837,388
                                                                  -------------       -------------
      Total assets                                                $ 151,166,908       $  63,862,460
                                                                  =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $   5,758,196       $   3,832,428
   Accrued compensation                                               3,985,916           2,219,172
   Other current liabilities                                          2,048,900             442,200
   Unearned revenue                                                   7,305,071          10,214,848
   Capital lease and loan obligations, current portion                2,482,933           2,497,046
                                                                  -------------       -------------
      Total current liabilities                                      21,581,016          19,205,694

Capital lease and loan obligations, less current portion              3,948,681           4,342,726

Stockholders' equity:
   Preferred stock, $.001 par value; 7,500,000 shares
     authorized and no shares issued and outstanding                         --                  --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 20,376,888 and 17,442,741 shares issued and
     outstanding at September 30, 2000 and December 31,                  20,377              17,443
     1999, respectively
   Additional paid-in capital                                       139,435,579          62,754,348
   Accumulated other comprehensive income (loss)                      2,332,633             (48,567)
   Deferred compensation                                               (235,376)           (830,112)
   Accumulated deficit                                              (15,916,002)        (21,579,072)
                                                                  -------------       -------------
      Total stockholders' equity                                    125,637,211          40,314,040
                                                                  -------------       -------------
      Total liabilities and stockholders' equity                  $ 151,166,908       $  63,862,460
                                                                  =============       =============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                            -------------------------------       -------------------------------
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
Revenue                                     $ 16,793,549       $ 10,880,151       $ 47,122,899       $ 30,440,929

Operating expenses:
   Cost of revenue                             8,810,186          6,560,914         25,785,642         19,728,053
   Research and development                    4,403,105          3,234,796         10,415,533          9,299,210
   Selling, general and administrative         3,612,944          2,978,022         10,715,124          8,543,400
                                            ------------       ------------       ------------       ------------
      Total operating expenses                16,826,235         12,773,732         46,916,299         37,570,663
                                            ------------       ------------       ------------       ------------

Income (loss) from operations                    (32,686)        (1,893,581)           206,600         (7,129,734)

Interest and other income                      1,867,679            401,287          6,479,615          1,123,805
Interest expense                                (161,682)          (175,940)          (513,145)          (519,549)
                                            ------------       ------------       ------------       ------------
Income (loss) before taxes                     1,673,311         (1,668,234)         6,173,070         (6,525,478)
Income taxes                                    (270,000)                --           (510,000)                --
                                            ------------       ------------       ------------       ------------
Net income (loss)                           $  1,403,311       $ (1,668,234)      $  5,663,070       $ (6,525,478)
                                            ============       ============       ============       ============

Basic net income (loss) per share           $       0.07       $      (0.10)      $       0.29       $      (0.39)

                                            ============       ============       ============       ============
Diluted net income (loss) per share         $       0.06       $      (0.10)      $       0.26       $      (0.39)
                                            ============       ============       ============       ============

Shares used in computing:
   Basic income (loss) per share              20,258,485         17,010,179         19,614,942         16,881,342

                                            ============       ============       ============       ============
   Diluted income (loss) per share            22,597,191         17,010,179         22,044,946         16,881,342
                                            ============       ============       ============       ============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                       2000               1999
                                                                    ------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                   $  5,663,070       $ (6,525,478)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
   Depreciation and amortization                                       2,566,947          2,391,760
   Amortization of deferred compensation                                 463,756            660,834
   Gain from sale of investment                                       (1,729,514)                --
   Revenue earned through barter agreement                                    --           (300,000)
   Other non-cash items, net                                             243,062                 --
   Changes in operating assets and liabilities:
      Accounts receivable                                             (9,239,786)        (3,084,118)
      Prepaid expenses and other current assets                       (2,561,519)        (2,182,038)
      Other assets                                                    (1,155,714)        (1,120,061)
      Accounts payable and accrued compensation                        3,692,512          3,830,509
      Other current liabilities                                        1,606,700            229,934
      Customer advances                                                       --            875,000
      Unearned revenue                                                (2,909,777)         5,493,431
                                                                    ------------       ------------
Net cash provided by (used in) operating activities                   (3,360,263)           269,773

INVESTING ACTIVITIES:
   Purchases of short-term investments                               (80,982,981)        (6,922,439)
   Sales and maturities of  short-term investments                    20,341,313          7,763,169
   Capital expenditures                                               (2,308,931)          (269,375)
   Notes receivable from officers and employees                         (147,000)           235,000
   Restricted cash                                                            --            355,567
   Other assets                                                           36,477                 --
                                                                    ------------       ------------
Net cash provided by (used in) investing activities                  (63,061,122)         1,161,922

FINANCING ACTIVITIES:
   Private placement of common stock, net                             70,940,179                 --
   Other issuances of common stock, net                                5,666,904            639,426
   Proceeds from capital lease and loan obligations                    1,129,887            619,225
   Principal payments on capital lease and loan obligations           (2,128,997)        (1,643,983)
                                                                    ------------       ------------
Net cash provided by (used in) financing activities                   75,607,973           (385,332)
                                                                    ------------       ------------

Net increase in cash and cash equivalents                              9,186,588          1,046,363

Cash and cash equivalents at beginning of period                      15,934,352          9,477,916
                                                                    ------------       ------------

Cash and cash equivalents at end of period                          $ 25,120,940       $ 10,524,279
                                                                    ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                       $    513,145       $    519,549
                                                                    ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital leases and loans      $    590,952       $  1,415,238
                                                                    ============       ============
Property and equipment acquired under through barter agreement      $          -       $    300,000
                                                                    ============       ============


                             See accompanying notes

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000


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

2.      ACCOUNTS RECEIVABLE

        Included in accounts receivable are unbilled amounts totaling $11,193,635 and $3,465,264 at September 30, 2000 and December 31, 1999,
        respectively. Unbilled receivables are not billable in accordance with contract terms until some future date. The unbilled receivables at September 30, 2000 are expected to be billed and collected within one year.

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000


3.      INCOME (LOSS) PER SHARE

        The following table sets forth the computation of shares used in basic and diluted net income (loss) per share calculations for the three and nine months periods ended September 30, 2000 and 1999:

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                           --------------------------      --------------------------
                                              2000            1999            2000            1999
                                           ----------      ----------      ----------      ----------
Shares used in basic income
 (loss) per share computations
  - weighted average common
  shares outstanding                       20,258,485      17,010,179      19,614,942      16,881,342

 Effect of dilutive securities:
       Nonvested common stock                  16,802              --          38,719              --
       Common stock options                 2,321,904              --       2,391,285              --
                                           ----------      ----------      ----------      ----------
         Dilutive securities subtotal       2,338,706              --       2,430,004              --
                                           ----------      ----------      ----------      ----------

Shares used in diluted income
 (loss) per share computations             22,597,191      17,010,179      22,044,946      16,881,342
                                           ==========      ==========      ==========      ==========


4.      COMPREHENSIVE INCOME (LOSS)

        Total comprehensive income (loss) was $2,639,610 and ($1,659,371) for the three months ended September 30, 2000 and 1999, respectively, and $8,044,270 and ($6,528,418) for the nine months ended September 30, 2000 and 1999, respectively. Total comprehensive income (loss) for the three and nine months ended September 30, 2000 includes unrealized gains from investments totaling $1,236,299 and $2,381,200, respectively.

5.      SUBSEQUENT EVENT

        In October 2000, the Company acquired Quorum Sciences, Inc., a leader in understanding the basis for microorganism defenses and infection, for 81,287 shares of common stock. The acquisition will be accounted for using the pooling-of-interests method of accounting for business combinations. The unaudited pro forma combined historical results of operations are as follows:

                                                Three Months Ended                       Nine Months Ended
                                                    September 30,                           September 30,
                                         ----------------------------------       ----------------------------------
                                              2000                1999                 2000                1999
                                         --------------      --------------       --------------      --------------
Revenue                                  $   16,799,919      $   10,886,701       $   47,287,136      $   30,635,309
Net income (loss)                        $    1,093,607      $   (1,903,385)      $    5,271,919      $   (6,738,035)
Basic net income (loss) per share        $         0.05      $        (0.11)      $         0.27      $        (0.40)

Diluted net income (loss) per share      $         0.05      $        (0.11)      $         0.24      $        (0.40)

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2, as well as those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 1999 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation designs, develops and commercializes advanced drug discovery technologies, services and systems to accelerate the discovery of new medicines. Our core technologies include a broad portfolio of proprietary fluorescent assay technologies, including our GeneBLAzer(TM) and VIPR(TM) technologies; our functional genomics GenomeScreen(TM) program; our automated master compound store, the AMCS; our ultra-high throughput screening system, the UHTSS(TM) Platform; and subsystems to miniaturize and automate drug screening and profiling assays derived from those technologies.

We had an accumulated deficit of $15.9 million as of September 30, 2000. Our objective for 2000 is to maintain profitability for the full year. Our ability to maintain profitability will depend in part on our ability to successfully complete development, manufacture and delivery of UHTSS Platforms and other systems that meet contractual specifications, continue to provide drug discovery services to pharmaceutical and biotechnology customers and achieve further growth in sales of our technologies, services and systems.

Revenue is predominately derived from sales of services, technology and instruments and intellectual property licenses. Revenue to date has been generated from a limited number of customers in the life sciences industry in the United States and Europe. Many of our agreements provide for future milestone payments from drug development achievements and royalties from the sale of products derived from certain of our technologies. However, customers may not ever generate products from technology provided by us and thus we may not ever receive milestone payments or royalties. We believe our ability to maintain profitability is not dependent on receipt of milestone payments or royalties.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenue increased 54% from the three months ended September 30, 1999 to the three months ended September 30, 2000 (the "three-month period") and increased 55% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 (the "nine-month period"). The increases in revenue resulted from our existing collaborations with Pfizer (including our original collaboration with Warner-Lambert, acquired by Pfizer in June 2000), acceptance of Module Two of the UHTSS Platform by Merck, and new agreements entered into since September 30, 1999, including a

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000

therapeutic drug discovery agreement with the Cystic Fibrosis Foundation, as well as ion channel technology agreements with Glaxo Wellcome, American Home Products, R.W. Johnson Pharmaceutical Research Institute and Organon.

Total operating expenses increased 32% for the three-month period and 25% for the nine-month period. The increases in operating expenses resulted primarily from our growth, reflected by the increase to 232 full-time employees at September 30, 2000 from 180 full-time employees at September 30, 1999. Cost of revenue increased 34% and 31% for the three-month and nine-month periods, respectively, related to the continuing development of the UHTSS Platform, the AMCS system and screening subsystems for our customers, as well as instrument sales and drug discovery services performed under the new agreements. Research and development expenses increased 36% for the three-month period due to the advancement of an internal target-focused drug discovery initiative. For the nine-month period, research and development expenses increased only 12%, despite our overall growth, with the assignment of scientific resources to support revenue-generating programs. Selling, general and administrative expenses increased 21% and 25% for the three-month and nine-month periods, respectively, primarily attributable to the growth of the sales, marketing and legal functions in addition to increased professional services expenses.

Net interest and other income increased 657% and 887% for the three-month and nine-month periods, respectively, due to the increased cash and investment balances resulting from a $71 million private placement of 1.8 million shares of common stock in February 2000 and a $1.7 million gain from the sale of shares of Cytovia, Inc. upon its acquisition by Maxim Pharmaceuticals, Inc. in June 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we held cash, cash equivalents and investment securities available-for-sale of $107 million and working capital of $105 million. We have funded our operations since inception primarily through the issuance of equity securities with aggregate net proceeds of $135 million, receipts from corporate collaborations and strategic technology alliances of $133 million, capital equipment lease and loan financing of $13 million and interest income of $11 million.

We have entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $5.5 million over the next four years.

Our strategy for the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and payments for system validation. The UHTSS Platform co-development syndicate currently includes Bristol-Myers Squib, Warner-Lambert (acquired by Pfizer in June 2000), Merck and Pfizer. We have also entered into agreements with Warner-Lambert and Pfizer to develop AMCS systems. In addition, we have entered into collaborations with the Cystic Fibrosis Foundation, Families of Spinal Muscular Atrophy and the Hereditary Disease Foundation to provide screen development and/or screening services, and with Warner-Lambert, Merck, Becton Dickinson, the National Cancer Institute and Pfizer for functional genomics programs. We have entered into ion channel technology agreements with Bristol-Myers Squib, Eli Lilly and Company, Glaxo Wellcome, American Home Products, Merck, N.V. Organon and R.W. Johnson Pharmaceutical Research Institute. Other collaborations include a combinatorial chemistry agreement with SIDDCO to synthesize large libraries of chemical compounds for us.

Our ability to achieve sustained profitability will be dependent upon our ability to deliver and obtain acceptance of equipment by collaborators, perform contracted screening services, sell or license new

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000

products and services, and increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. We may not be able to meet our revenue goals or sustain profitability on a quarterly or annual basis. Although we are actively seeking to enter into additional collaborations, we may not be able to negotiate additional collaborative agreements on acceptable terms, if at all. Some of our current collaborative agreements may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of our collaborators would be required to pay some penalties in the event they terminate their agreements without cause, any of our collaborators may elect to terminate their agreements with us. In addition, collaborators may terminate their agreements for cause if we cannot deliver the technology in accordance with the agreements. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from the agreements. Current or future collaborative agreements may not be successful and provide us with expected benefits. Termination of our existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms or generate sufficient revenues from our services and technologies could have a material adverse effect on our business, financial condition or results of operations.

An important element of our strategy includes entering into strategic transactions and evaluating strategic programs in order to maximize our business opportunities and enhance stockholder value. These transactions and programs could include acquisitions of other companies, joint ventures, collaborations, divestitures, reorganizations and research and development undertakings. We cannot assure you, however, that such transactions or programs will ultimately take place on terms favorable to us or at all, or will ultimately maximize the company's business opportunities or enhance stockholder value. Such transactions and programs could have a number of adverse effects on us, including significant diversions of management resources, substantial write-offs or other accounting charges, requiring us to raise substantial additional capital, dilution to stockholders from the issuance of additional shares, significant variances between analysts projections and actual financial results, and volatility in our stock price.

The complexity of both the UHTSS and the AMCS has led to delays in developing these platforms that may lead to contractual disputes regarding the delivery and acceptance of these platforms by our customers. Because we are also dependent in part on the performance of our customers and suppliers in order to deliver these platforms, our ability to timely deliver these platforms may be outside of our control. Our agreement with Warner-Lambert provides for a penalty payment up to a maximum of $888,300 if we fail to deliver the completed AMCS according to a specified development schedule. Failing to meet the development schedules under any of our UHTSS and AMCS agreements could have a material adverse effect on our business, financial condition or results of operations.

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

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27.1 Financial Data Schedule related to the Financial Statements for the period ended September 30, 2000.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                         AURORA BIOSCIENCES CORPORATION
                               SEPTEMBER 30, 2000

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        Aurora Biosciences Corporation




Date: November 9, 2000                  By:  /s/ John Pashkowsky
                                           -------------------------------------
                                        John Pashkowsky
                                        Vice President, Finance and Treasurer
                                        (on behalf of the Registrant and as
                                        Registrant's Principal Financial and
                                        Accounting Officer)