Form 10-K405
period 2000-12-31
AURORA BIOSCIENCES CORP
filed 2001-03-15
CIK 1010919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2000


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22669

                         AURORA BIOSCIENCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in our charter)

              Delaware                                  33-0669859
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


11010 Torreyana Road, San Diego, CA                         92121
---------------------------------------    -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates, based on the last sale price as reported on the Nasdaq National Market on March 1, 2001, was approximately $373 million*. The number of shares of registrant's Common Stock outstanding as of March 1, 2001 was 22,486,708.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2001 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2000.


------------------------

*Excludes 862,696 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on March 1, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I


This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the completion of our ultra-high throughput screening system, or UHTSS(TM) Platform, utilization and capabilities of our technologies and our ability to increase revenue and maintain profitability. These statements, which sometimes include words such as "expect", "goal" or "will", reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including the ability to attract additional collaborative partners, development or availability of competing systems, the ability to meet existing collaborative commitments, risks associated with strategic opportunities, acquisitions or investments, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

Aurora Biosciences Corporation is a drug discovery company that develops and commercializes technologies, products and services to accelerate the discovery of new medicines. Our core technologies include a broad portfolio of proprietary fluorescence assays and screening platforms designed to provide an integrated solution for drug discovery. Our fluorescence assay technologies include our GeneBLAzer(TM), GenomeScreen(TM), Vivid(TM) and PhosphoryLIGHT(TM) technologies, as well as a broad collection of fluorescent proteins. Our screening platforms include our ultra-high throughput screening system, the UHTSS(R) Platform, and our automated master compound store, the AMCS Platform, as well as our ion channel screening platform, which includes our proprietary voltage sensor probes and voltage ion probe reader, the VIPR(TM) subsystem. We also provide assay development and screening services as part of our drug discovery collaborations.

We believe that we are a leading provider of proprietary drug discovery solutions for all major classes of gene targets, including receptors, ion channels and enzymes. To capture more value from our technologies and drug discovery capabilities, we are currently launching our Big Biology(TM) initiative, an internal drug discovery program designed to rapidly identify promising drug candidates within all major classes of gene targets. Our technologies and drug discovery capabilities have been commercially validated by over 20 major life sciences companies and research organizations, including:

     -   Allergan                               -   Genentech
     -   American Home Products                 -   The Hereditary Disease Foundation
     -   Bristol-Myers Squibb                   -   Johnson & Johnson
     -   The Cystic Fibrosis Foundation         -   Merck & Co.
     -   Families of SMA                        -   NV Organon Laboratories
     -   F.Hoffmann-La Roche                    -   Pfizer
     -   GlaxoSmithKline                        -   Pharmacia & Upjohn

INDUSTRY BACKGROUND

The process of discovering and developing new medicines can be time-consuming, expensive and inefficient. It is estimated to take on average as many as 15 years and $500 million or more using conventional drug discovery methods to bring a new drug to market. Failure rates remain high, with only 1 in 10 drug candidates that enter clinical trials actually marketed as a new drug. Pharmaceutical companies recognize that in order to support their future growth, they must bring more drugs to market faster and at a lower cost. In addition, we believe the demand for new products will be increased further by the expiration in coming years of patents on numerous significant revenue-generating drugs. Many pharmaceutical companies are hoping that technological advances in the field of genomics will improve current drug development methods.

DNA, GENES, PROTEINS AND GENOMICS. To understand genomics, the study of human genes, it is useful to understand how genes play a role in human development. The human genome is organized into 46 chromosomes, or two sets of 23 chromosomes, one set inherited from each parent. Each chromosome is one continuous stranded molecule of deoxyribonucleic acid, or DNA. The DNA contributed by one parent is organized into between 30,000 and 60,000 distinct genes. Genes are segments of DNA located throughout the chromosomes. Genes comprise approximately 5% of the DNA in a human cell. Some additional amount of DNA is used to regulate DNA function and a large percentage of DNA has no known function.

Each DNA molecule contains two complementary strands comprised of four different types of nucleotide bases, commonly referred to as G, C, A and T. The order of these letters is called a DNA sequence. The entire DNA content of an organism is referred to as its genome.

All cells contain that organism's entire genome, but each cell type expresses only those genes necessary for its specific function. When a gene is expressed, a copy of its DNA sequence, called messenger RNA, is used as a template to direct the synthesis of a protein. Proteins are composed of 20 different constituents called amino acids. Certain fragments of DNA direct the position and identity of amino acids in a protein.

Basic cellular function is largely the outcome of the actions of proteins. This process generally involves interactions between proteins, as well as other molecules, within a cell. Proteins have various roles in the cell, such as structural building blocks, enzymes that catalyze reactions, and receptors that sense the environment. A small number of proteins also act as functionally interconnected networks for the transmission of signals in and between cells. For a person to be healthy, specific proteins must be produced at the right time in the appropriate amounts in specific cells. DNA variations can change the properties of a protein, or where, when or how much of a protein is produced.

Recent advances in genomics have led to the sequencing of the entire human genome. Knowledge of such sequences has in turn led to the identification of large numbers of genes encoding potential drug targets. Drug targets are biological molecules, such as enzymes, receptors, ion channels, other proteins and nucleic acids, which may play a role in the onset or progression of a disease. The proliferation of potential new drug targets represents a unique historical opportunity for drug discovery.

DRUG DISCOVERY PROCESS. To capitalize on the vast amounts of information on the human genome now available, the pharmaceutical industry is seeking solutions to bottlenecks at each of the following steps in the drug discovery process.

Target Identification and Validation. Identifying the genes that comprise the human genome is only the first of many steps required to develop a new drug candidate. Once the gene is identified, the next challenge is to determine the function of that gene within a cell, often referred to as target identification. A gene's function refers to its role in a cell based on its assignment to, or relationship with, a particular signaling network and the predicted consequence of modulating its activity. Gene function cannot be inferred directly from its DNA sequence, nor can it be derived from attributes, such as sequence variation, similarities to other genes of known function or expression of encoded proteins. Many recently discovered genes are of unknown function. These genes are often referred to as "orphan" genes. Once a target has been identified, the next step is to validate that target. Target validation typically involves determining which gene, or protein encoded by the gene, is a relevant target for a drug. More specifically, a target is regarded as validated if a causal link is established between an intracellular protein target and a cellular response important in a disease process. Target validation has become a critical bottleneck in drug discovery because of the abundance of potential targets stemming from genomics efforts and the lack of definitive methods for linking genes with disease states.

Assay Development. Once a gene of interest has been selected as a drug target, a test must be developed to identify compounds that might affect the target's function and therefore lead to a drug. This test is called an assay. Ideally, the assay will be compatible with high throughput screening and model the activity of the target in its natural, functional state. Because it is currently impractical to conduct screens in the human body, living cells are often used as hosts for the targets. This is often referred to as a cell-based assay. However, the development of cell-based assays is difficult and time-consuming and is therefore a rate-limiting step in the drug discovery process. Consequently, many companies rely on alternative assay formats, such as biochemical assays, which do not involve the use of living cells, but as a result often do not provide the same degree of functional information as cell-based assays. Typically, assay development for a gene target, whether cell-based or biochemical, takes between three and six months. Many validated targets and orphan targets are so difficult to configure into assays that they are never considered for drug discovery.

Screening. This step involves using assays to test chemical compounds for either binding or functional activity on a drug target. A compound with binding or functional activity against a target is often referred to as a hit. Advances in assay miniaturization, microfluidics and automation now enable scientists to screen tens of thousands of compounds per day against one or more targets, which is commonly referred to as high throughput screening. Screening over 100,000 compounds per day represents the current best practice and is often referred to as ultra high throughput screening. As compound libraries continue to grow, we believe ultra high throughput screening will become an operational necessity to maintain a competitive advantage. Managing and screening large chemical libraries can be expensive, labor-intensive and time-consuming. In addition, large-scale screening can utilize large amounts of scarce and expensive compounds. We believe that very few companies possess the infrastructure to conduct ultra high throughput screening and manage compound libraries efficiently.

Lead Optimization and Validation. Lead optimization involves repeated chemical modification of the hits obtained from primary screening for the purpose of developing compounds with desired properties and activities. Additional assays are developed and used in secondary screens to select compounds with the greatest likelihood of becoming drugs, based on expected efficacy and selectivity, low toxicity and optimal pharmacological properties. These modified, or optimized, hits are often referred to as lead compounds. Lead validation involves testing lead compounds in animal models to determine whether they have the desired affect against the disease of interest. Using the current best practice, the vast majority, approximately 90%, of lead compounds fail to become drugs. New technologies are needed to reduce the attrition rate of compounds as they move through the drug development process.

AURORA'S SOLUTIONS AND ADVANTAGES

Since our founding, we have focused on the development and commercialization of technologies, products and services that provide solutions to bottlenecks in the drug discovery process. These solutions involve the integration of innovative fluorescence assay technologies, instrumentation and automation. We believe that our drug discovery systems and technologies provide an effective bridge between the sequenced human genome and the chemistry needed to develop the next generation of medicines.

Target Identification and Validation. Several of our proprietary technologies are used to identify and validate gene targets. Our GenomeScreen technology enables scientists to rapidly identify genes regulated by a stimulus of interest. We have identified many novel genes using this method. Fluorescent proteins are used widely by functional genomics companies to identify potential therapeutic targets. Several companies involved in target identification and validation have licensed our patented fluorescent proteins for this purpose.

Assay Development. We have developed proprietary technologies, such as GeneBLAzer, Phosphorylight, fluorescent proteins and our ion channel screening platform, to facilitate the rapid development of assays for all major therapeutic target classes, including receptors, ion channels and enzymes. We also develop miniaturized cell-based assays, which we believe provide a more representative measurement of target function than purely biochemical assays. Our cell-based assays miniaturize functional human biology and enable us to generate tens to hundreds of millions of data points each year. In addition, our cell-based assays enable us to screen selected targets that could not otherwise be screened using conventional biochemical approaches. We believe the combination of our proprietary fluorescence assay technologies and our expertise in developing miniaturized cell-based assays enable us to develop assays in a fraction of the time normally required for this activity. In our discovery services business, we have developed assays for over 100 drug targets for our customers, many of which were brought to us because our customers considered the targets intractable.

Screening. Our UHTSS Platform enables our scientists to screen over 100,000 compounds per day in either cell-based or biochemical formats, which utilize assay volumes approaching one millionth of a liter, thereby enabling us to perform more assays with the same amount of material compared to traditional screening techniques. We have a library of over 500,000 compounds available for screening. We completed our own UHTSS Platform and delivered the final module of the UHTSS Platform to Bristol-Myers Squibb in late 2000. We are currently in the process of delivering the final module of the UHTSS Platform to the other members of our UHTSS consortium and our AMCS Platform, which facilitates the storage and management of large compound libraries, to Warner Lambert and Pfizer. In addition, our ion channel screening platform, which includes our proprietary voltage sensor probes and VIPR subsystem, facilitates the rapid development of assays and the high throughput screening of ion channel targets.

Lead Optimization and Validation. We are currently developing a library of high throughput profiling assays, including our Vivid fluorogenic substrates, to assess individual compounds or entire libraries of compounds for metabolism, safety and other drug-like properties. We believe these assays will reduce the cost of drug development by identifying compounds with inappropriate properties earlier in the drug discovery process.

The Integrated Solution: Big Biology. To capture more value from our technologies and drug discovery capabilities, we are currently launching our Big Biology initiative, an internal drug discovery program designed to rapidly identify promising drug candidates within all major classes of gene targets. We believe our miniaturized assay formats, ultra high throughput screening system and integrated approach to assay development, screening and compound management significantly reduce the time and expense required to identify suitable drug targets and generate drug candidates. We intend to use our fluorescence assay technologies, along with our UHTSS Platform, to rapidly validate targets with high throughput chemical methods, rather than using low throughput or less definitive techniques. We expect this approach to identify multiple hit compounds for lead optimization and to generate better information about potential drug targets earlier in the drug discovery process. We believe our innovative approach to drug discovery will generate a larger number of high quality drug candidates than was previously possible for a company of our size.

OUR STRATEGY

Our goal is to be the leading provider of drug discovery solutions and high-quality drug candidates to the pharmaceutical industry. The key elements of our strategy are to:

        - Launch Big Biology Initiative. As part of our Big Biology initiative, we intend to leverage our assay development and automated screening capabilities to rapidly generate large numbers of high quality lead compounds and drug candidates across all major drug target classes, such as ion channels, receptors and enzymes. We intend to commercialize this program by licensing access to information and lead compounds and by entering into drug discovery collaborations with companies that develop and commercialize new medicines.

        - Expand Customer Base for Proprietary Technologies and Platforms. We intend to generate additional revenue by licensing our proprietary technologies and screening platforms, including intellectual property we develop as part of our Big Biology initiative. We will continue to aggressively license our technologies in new fields, such as agriculture, diagnostic, industrial and environmental applications.

        - Establish Additional Drug Discovery Collaborations. We intend to establish additional drug discovery collaborations and expand our existing collaborations. Our goal is to offer gene-to-lead drug discovery programs in a broad range of different therapeutic areas.

        - Enhance Our Existing Drug Discovery Capabilities. We intend to enhance our current drug discovery capabilities through acquisitions, licensing and/or strategic alliances in the areas of chemistry, informatics, in vitro ADME/Tox (absorption, digestion, metabolism, excretion and toxicology), and in vitro and in vivo pharmacology, including animal models of drug efficacy. We may also acquire expertise in specific disease or therapeutic areas.

        - Support and Enhance Our Screening Platforms. We intend to seek additional partners for our ion channel screening platform and as many as two additional collaborative partners for our UHTSS Platform. We will continue to upgrade, enhance and offer additional services based on our screening platforms. We believe we will be able to leverage our base of collaborators by providing new products and services as we expand and develop enhancements to our screening platforms.

TECHNOLOGIES, PRODUCTS AND SERVICES

We have developed and commercialized a broad range of technologies and products to facilitate drug discovery. Our technologies and products assist scientists by improving their ability to rapidly identify targets, develop assays and screen compounds to be used as potential new medicines:

TARGET IDENTIFICATION AND ASSAY DEVELOPMENT

        - GenomeScreen Technology. We use our patented GenomeScreen technology to identify and validate targets by scanning the genome of living human cells and identifying those genes activated or repressed in disease states. GenomeScreen also facilitates the rapid development of cell-based assays for endogenously expressed targets, without having to utilize cloned cDNAs for those targets. We have used this technology to generate hundreds of cell-based assays. In addition, we have used GenomeScreen to assist us in mapping gene activation and cell signaling pathways and characterizing poorly understood cellular processes.

        - GeneBLAzer Technology. Our patented GeneBLAzer technology enables scientists to rapidly develop cell-based assays with fluorescence-activated cell sorting (FACS). GeneBLAzer is readily adapted to a broad range of target classes, including G protein-coupled receptors (GPCRs), chemokine receptors, transcription factors and intracellular cis-acting proteases. Using GeneBLAzer, we have developed over 80 assays relating to various therapeutic areas, including inflammation, oncology, metabolic, infectious and central nervous system diseases, for our collaborators and ourselves.

        - Fluorescence Polarization Technology. Scientists use our fluorescence polarization technology to study molecular interactions in a number of drug discovery-related applications, including protein-DNA interactions, immunoassays, protease assays, epitope mapping, DNA hybridization and receptor-ligand binding studies. Our fluorescence polarization technology includes our Beacon(R) fluorescence polarization system and a wide range of homogeneous, solution-based high-throughput screening assays.

        - Fluorescent Proteins. Fluorescent proteins are widely used as research tools, with over 2,300 related publications to date. Drug discovery-related applications of our patented fluorescent proteins include various methods of functional genomics, high throughput screening assays and gene profiling to assess the potential toxicity of compounds. Our issued patents on fluorescent proteins, which include over 400 claims, are directed toward nucleic acids encoding fluorescent proteins, the fluorescent proteins themselves, various fusion proteins and methods of use.

        - Universal G-Proteins. Scientists can use our patented universal G-proteins to measure the activity of different kinds of receptors in living human cells and to identify the function of receptors without previously known function.

        - Vivid Fluorogenic Substrates. Our patented Vivid fluorogenic substrates are useful for the rapid assessment of individual compounds and compound libraries to determine whether they may have potentially unfavorable interactions with key metabolic enzymes known as cytochrome P450 isozymes. Currently, these unwanted characteristics are identified later in the drug development process, after significant investment has been made in chemistry and pharmacology research.

        - Phosphorylight Technology. Our Phosphorylight technology facilitates the development of assays to measure the activity of enzymes controlling cellular activity. These enzymes are significant therapeutic targets for a wide range of diseases, including cancer, inflammation, nervous system conditions and metabolic diseases.

ULTRA HIGH THROUGHPUT SCREENING

        - UHTSS Platform. Our patented UHTSS Platform is designed to screen over 100,000 compounds per day. The UHTSS Platform combines compound management, plate replication, assay preparation, hit identification, selection and re-tests of the hits, fluorescence detection and data analysis into one fully-integrated and automated system. The ultra-high throughput capability is achieved through the use of our NanoWell(R) Assay Plate, which contains 3,456 wells in a standard microplate footprint. The NanoWell Assay Plate is specifically designed to fit the automation of the UHTSS Platform and is engineered to minimize fluorescence background and evaporation. The combination of assay miniaturization, microfluidics, fluorescence detection and automation enables scientists to perform assays with a ten-fold increase in efficiency over conventional high-throughput screening methods and a commensurate reduction in cost.

        - Automated Master Compound Store. Our patented AMCS Platform is a modular compound storage system designed for long-term storage of chemical samples under environmental control. The AMCS Platform provides global compound inventory monitoring systems to track compound location, utilization, expiration and availability. Other features of the AMCS Platform include a semi-automated weighing subsystem to handle compounds in solid or powder form, automated subsystems for handling liquid samples, as well as an automated storage and retrieval system.

ION CHANNEL ASSAY DEVELOPMENT AND HIGH THROUGHPUT SCREENING. Our patented ion channel technology platform, which includes our proprietary voltage sensor probes and voltage ion probe reader, the VIPR subsystem, was first released in 1997. This platform facilitates the rapid generation of screening assays and the high throughput screening of ion channel targets by optically measuring changes in membrane potential in live cells in an automated, microtiter plate format. In late 2000, we began marketing our second-generation voltage ion probe reader, the VIPR II subsystem, which has increased functionality and higher screening capacity. The VIPR II subsystem is capable of screening in 96-well and 384-well microplate formats, with a significant increase in throughput over the original VIPR subsystem. Because our ion channel technology platform focuses on changes in membrane potential, it is a universal platform that is independent of the particular ion being transported by the target channel. It is applicable to the majority of ion channel families, including voltage-gated and ligand-gated potassium, sodium, calcium and chloride channels, as well as other types of channels. Using this patented functional assay and screening technology, we have developed over 35 assays relating to therapeutic areas, including cardiovascular, metabolic and nervous system diseases, for our collaborators and ourselves.

ASSAY DEVELOPMENT AND SCREENING SERVICES. We provide assay development and screening services as part of our drug discovery collaborations. Our performance of these services provides us with valuable experience working with difficult drug targets, which we can then apply to our own internal Big Biology initiative. These projects provide us an additional source of revenue and differentiate us from our competitors who may not possess similar capabilities or who may not be willing to provide similar services.

PROTEIN MANUFACTURING, SALES AND SERVICES. We produce and sell proteins and provide protein cloning, expression and purification services. We have produced hundreds of recombinant proteins for commercial sale, focusing on protein families that are of broad interest from a therapeutic perspective, including nuclear receptors, protein kinases and drug metabolizing enzymes.


CURRENT ALLIANCES AND OTHER AGREEMENTS

DRUG DISCOVERY COLLABORATIONS. Using the technologies and products described above, our library of over 500,000 compounds, and our scientific expertise, we are currently engaged in drug discovery collaborations with several partners, including Allergan, The Cystic Fibrosis Foundation, Families of Spinal Muscular Atrophy, The Hereditary Disease Foundation and Merck.

        - Allergan. In December 2000, we entered into a one-year Collaborative Research and License Agreement with Allergan focused on ion channel drug discovery for ophthalmic indications. Under the collaboration, we will develop primary and secondary functional cell-based assays using our proprietary voltage sensor probes and VIPR technology to pursue a novel ion channel target identified by Allergan. We will screen this target using the assays developed under the collaboration against a diverse subset of our compound library, as well as a similarly sized library provided by Allergan. Following primary screening, we will prioritize hits through secondary screens and assays to evaluate their specificity and mechanisms of action. We will then provide the screening and profiling data to Allergan for further optimization of the hits. This agreement includes an up-front payment to Aurora and additional payments upon achievement of certain performance milestones. We will receive milestone payments and royalties on products based on lead compounds identified using screens generated through the collaboration.

        - The Cystic Fibrosis Foundation. In May 2000, we entered into a five-year Collaborative Research and License Agreement with The Cystic Fibrosis Foundation to identify drug candidates for the treatment of cystic fibrosis. We believe that this collaboration represents the largest contract ever awarded by a voluntary health organization for drug discovery. Under the terms of our agreement, we will employ our assay development and screening expertise, chemical library, secondary screening and lead optimization capabilities and genomic technologies in this therapeutic discovery program. The collaboration includes the development of assays for and screening of the cystic fibrosis transmembrane conductance regulator, a protein that is defective in cystic fibrosis patients, among other molecular targets. The Cystic Fibrosis Foundation will fund this initiative through technology access fees for non-exclusive access to our assay, screening and chemistry technologies and fees for ongoing scientific support. In addition, we may receive performance and clinical milestone payments. We have also agreed to an arrangement that includes co-commercialization of promising candidate drugs resulting from the program in the cystic fibrosis and pulmonary fields, with revenue sharing on any products that arise out of the collaboration.

        - Families of Spinal Muscular Atrophy. In March 2000, we entered into an 18-month Collaborative Research and License Agreement with The Families of Spinal Muscular Atrophy to identify novel drug candidates for the treatment of spinal muscular atrophy. The Families of Spinal Muscular Atrophy is a not-for-profit organization that sponsors research on spinal muscular atrophy and provides support to families affected by this disease. Under this collaboration, we will develop cell-based screening assays mimicking a functional defect in cells in spinal muscular atrophy patients, and will conduct high-throughput drug screening using our instrumentation and library of compounds. We will then conduct follow-up work on the hit compounds identified using these screens to establish their potency, and collaborate with academic researchers to test any drug candidates for efficacy in animal models. We receive ongoing research funding and may receive milestone payments and royalties on products resulting from the collaboration.

        - The Hereditary Disease Foundation. In August 2000, we entered into an 18-month Collaborative Research and License Agreement with The Hereditary Disease Foundation, a non-profit organization dedicated to the treatment of genetic disease, to identify novel drug candidates for the treatment of Huntington's disease. Under the collaboration, we will employ our proprietary fluorescent proteins and GeneBLAzer technologies to develop cell-based and biochemical screening assays, conduct ultra-high throughput drug screening using our proprietary instrumentation and compound library, pharmacologically profile any hits derived from these screens, and collaborate with academic researchers to test for efficacy of any potential drug candidates in animal models. We receive ongoing research funding and may receive milestone payments and royalties on products resulting from the collaboration.

        - Merck. In November 1999, we entered into two one-year collaborations with Merck in the area of genomics. Under both collaborations, we are utilizing our GenomeScreen technology to investigate cell processes and gene function related to selected Merck therapeutic programs. We granted a license to Merck to use the data and materials resulting from the program for basic research and drug discovery. We received up-front payments from Merck for each collaboration, with the potential for additional research funding, as well as additional revenues in the event Merck commercializes compounds identified as a result of the collaboration. In March 2000, we amended the original collaborative agreement to provide additional services to Merck on G-protein coupled receptors. Aurora may receive performance milestone payments and royalties on compounds identified under the collaboration.

                Separately, in September 2000, we entered into a third collaboration with Merck. Under this collaboration, we will work with Merck to identify novel chemicals that modulate a particular ion channel target. Merck will provide us with a specific ion channel target and a selected library of Merck compounds. We will develop an assay and then screen the compounds provided by Merck to identify hits. We will receive research payments, milestones and royalties on marketed products based on compounds identified by screens generated through the collaboration.

UHTSS AND AMCS COLLABORATIONS. We currently have UHTSS development agreements with Bristol-Myers Squibb, Merck, Warner Lambert (now part of Pfizer) and Pfizer, and AMCS development agreements with Warner Lambert and Pfizer. In general, our UHTSS agreements provide that we will deliver and install three separate modules of the UHTSS Platform and provide service and support of the system for a period following acceptance. In return, our UHTSS collaborators are obligated to make certain payments to us in the form of installation payments and ongoing research and co-development funding. Some of our UHTSS agreements restrict our UHTSS consortium to six members for a limited period of time. Frequently, our UHTSS and AMCS collaborators also access other of our technologies. Provided below are highlights of our arrangements with our UHTSS and AMCS collaborators.

        - Bristol-Myers Squibb. In November 1996, we entered into a Collaborative Research and License Agreement with Bristol-Myers Squibb for the development and installation of a UHTSS Platform. The collaboration includes co-development of high throughput screening assays for use by Bristol-Myers Squibb in exchange for specified fees. Bristol-Myers Squibb licensed the right to use our fluorescence assay technologies for internal research and drug development, including the development of assays. Bristol-Myers Squibb will make development milestone and royalty payments to us for compounds that it develops and commercializes which are identified using a screen developed by Aurora under the collaboration. In December 2000, we delivered the third and final module of the UHTSS Platform to Bristol-Myers Squibb, thereby completing delivery of the first fully validated system to one of our partners.

        - Merck. In December 1997, we entered into a Collaborative Research and License Agreement with Merck for the development and installation of a UHTSS Platform. The collaboration includes co-development of high throughput screening assays for use by Merck in exchange for specified fees. Merck also licensed the right to use our fluorescence assay technologies for internal research and drug development, including the development of assays. We amended the Collaborative Research and License Agreement with Merck in February 2000. Pursuant to the terms of this amendment, we agreed to develop additional instrumentation and software enhancements to the UHTSS Platform to expand our functionality.

        - Pfizer. In June 1999, we entered into a Collaborative Research and License Agreement with Pfizer regarding the development and installation of a UHTSS Platform and an AMCS Platform. The collaboration includes co-development of high throughput screening assays for use by Pfizer. Pfizer also licensed the right to use our fluorescence assay technologies for internal research and drug development, including the development of assays. In August 2000, Pfizer licensed the right to use our Vivid fluorogenic substrates for internal research and drug development, including the development of assays. In connection with this agreement, we will receive annual license fees, as well as payments for reagents over several years.

        - Warner Lambert. In September 1997, we entered into a Collaborative Research and License Agreement with Warner Lambert for the development and installation of a UHTSS Platform. The collaboration includes co-development of high throughput screening assays for use by Warner Lambert in exchange for specified fees. Warner Lambert also licensed the right to use our fluorescence assay technologies for internal research and drug development, including the development of assays. We amended the Collaborative Research and License Agreement in January 1999. Pursuant to the terms of this amendment, we agreed to provide services to Warner Lambert and granted to Warner Lambert licenses to use our GenomeScreen technology. Warner Lambert will also make development milestone and royalty payments to us for selected compounds it develops and commercializes which were identified using an assay utilizing the technologies licensed from us. In September 1998, we entered into a separate agreement with Warner Lambert for the development and installation of an AMCS Platform. All of our agreements with Warner-Lambert currently remain in place following the acquisition of Warner Lambert by Pfizer in June 2000.

SERVICES, VIPR SUBSYSTEMS, REAGENTS AND LICENSES. We have entered into agreements for assay development and in some cases screening services, VIPR subsystems and reagents, and licenses to selected technologies with a number of companies, including the following companies:

        -   Eli Lilly                     -    Pharmaceutical Division of American Home Products
        -   GlaxoSmithKline               -    R.W. Johnson Pharmaceutical Research Institute and Janssen Research Foundation
        -   Organon                       -    Senomyx

In general, these companies are obligated to pay us for research funding, equipment and reagents and license fees. In addition, we are entitled to milestone payments and royalties on products derived by these third parties from their use of our licensed technology, services and systems.

In addition, we have successfully completed collaborative research agreements with Pharmacia & Upjohn, Becton Dickinson, F. Hoffmann-La Roche and Cytovia (now part of Maxim Pharmaceuticals). While our research under these agreements is complete, some of these collaborators have ongoing obligations to pay us milestone payments and royalties on products they develop utilizing our research or our technology.

LICENSES FOR FLUORESCENT PROTEINS. We have granted Clontech Laboratories, Inc. the right to sell certain fluorescent proteins to the non-commercial, academic research market. In return, Clontech pays us a royalty on sales of such products. In addition, we have licensed certain rights to our fluorescent proteins to various companies, including:

     -   Acacia Biosciences                         -   Genentech
     -   AntiCancer                                 -   Rigel
     -   Ceres                                      -   Senomyx
     -   Deltagen                                   -   Wyeth-Ayerst
     -   Exelixis Pharmaceuticals                   -   ZymoGenetics

In general, our licensees are obligated to pay us technology access fees, annual maintenance fees and in some cases milestone payments and royalties.

COMPETITION

The market for drug discovery products and services is highly competitive. There are a number of companies who compete with us in various aspects of our business. For instance, companies such as Cellomics, Discovery Partners International, Evotec and Molecular Devices develop and commercialize proprietary research tools, reagents, instruments and systems which compete with our proprietary screening platforms and reagents. There are also a number of companies, such as Albany Molecular Research, ArQule, Array Biopharma, Cambridge Drug Discovery, Discovery Partners International, Oxford Asymmetry, Pharmacopeia and Tripos, that develop and commercialize compound libraries and use their chemistry capabilities to test, screen and optimize potential drug candidates. Other companies, such as 3-Dimensional Pharmaceuticals, Vertex, Millennium, HGSI and OSI, possess broad drug discovery and development capabilities and may compete with us for large-scale drug discovery collaborations.

Also, in many cases, our pharmaceutical company customers have internal departments which provide products and services similar to ours, so these customers may have limited needs for our products and services. Many of our competitors listed above have significantly greater financial, operational, sales and marketing resources than we do. In addition, these competitors and other companies or research or academic institutions may have developed, or could in the future develop, new technologies that compete with our products and services or that could render some or all of our products and services obsolete. Any of these competitors could also broaden their drug discovery offerings through acquisition, collaboration or internal development to integrate their offerings and/or compete with us in all phases of drug discovery that we currently serve.

In addition, the success of our current drug discovery collaborations and our own Big Biology initiative will depend on our ability to discover novel drug candidates in a timely and cost-effective manner. To accomplish this objective, we may need to acquire or gain access to medicinal and combinatorial chemistry capabilities, pharmacology expertise and animal models of diseases. Many of our potential competitors in these markets, including many biotechnology companies, large pharmaceutical companies and public and private institutions, have substantially greater financial, technical and marketing resources than we do. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

MANUFACTURING

We currently manufacture the UHTSS Platform, the AMCS Platform, the sample distribution system, and the VIPR and VIPR II at our facilities in San Diego, California, except certain components of the UHTSS Platform and AMCS Platform, which are purchased from Universal Technologies, Inc., and the enclosures for the UHTSS Platform and AMCS Platform, which are purchased from Environmental Specialties, Inc.

In November 2000, we entered into an agreement with Greiner Bio-One, a leading manufacturer of laboratory disposables. Under the terms of the agreement, we granted Greiner Bio-One non-exclusive rights to develop, manufacture, market and distribute microplates and other plastic consumables, including our 3,456-well NanoWell Assay Plate for use in our UHTSS Platform, and storage plates, tubes and racks for use in our AMCS Platform. In exchange for such rights, Greiner Bio-One paid us an up-front technology access fee and is obligated to pay us royalties on sales of licensed products, including new products developed under the agreement.

PROPRIETARY RIGHTS

Our intellectual property consists of patents, copyrights, trade secrets and trademarks. Protection of our intellectual property is a strategic priority for our business. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets and operate without infringing the rights of others, and to prevent others from infringing our proprietary rights. As of January 1, 2001, we owned or exclusively licensed 42 issued patents covering our technologies. In addition, we have received notices of allowance with respect to seven patent applications and have over 120 patents pending worldwide. Our patent portfolio covers our UHTSS Platform, NanoWell plates, ion-channel screening platform, GenomeScreen, GeneBLAzer and Phosphorylight technologies, fluorescent proteins, Vivid fluorogenic substrates and universal G-proteins. Certain aspects of our fluorescent protein technology and ion channel technology are exclusively licensed from the Regents of the University of California. As part of our acquisition of PanVera in March 2001, we also acquired rights to an additional four issued patents and over ten pending patent applications.

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. We cannot be sure that relevant patents have not been issued that could block our ability to obtain patents or to operate our business. Other parties may develop similar technologies as those developed by us.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Other parties may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using the disputed technology. We are aware of patents and patent applications relating to aspects of our technologies filed by, and issued to, other parties. If any of our competitors have filed patent applications or obtain patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in loss of claims based on patentability. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on satisfactory terms, if at all.

We also rely on trade secrets, proprietary know-how and continuing invention to remain competitive. We have taken measures to protect our trade secrets, proprietary know-how, technologies and confidential information. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance that our proprietary information will not be disclosed to other parties or that other parties will not independently develop similar proprietary information and techniques or otherwise gain access to our trade secrets.

GOVERNMENT REGULATION

We are subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. We have not been required to expend material amounts in connection with our efforts to comply with such laws and regulations and we do not believe that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by these laws and regulations frequently change, we are unable to predict the cost of compliance with these requirements in the future, or the effect of these laws and regulations on our capital expenditures, results of operations or competitive position.

Any drug candidate that we develop, either independently or under the terms of a current or future collaboration, or that any of our collaborators develops using our technology or products will be subject to extensive government regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug candidate must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process administered by the United States Food and Drug Administration. The regulatory review and approval process is lengthy, expensive and uncertain. The approval process takes many years, requires the expenditure of substantial resources and involves post-marketing surveillance. Outside the United States, the commercialization of any drug candidate will be contingent upon receiving a marketing authorization from the appropriate foreign regulatory authorities.

We currently anticipate that we will collaborate with third parties to conduct clinical development and commercialization activities for any drug candidates that we develop. Similarly, we do not expect to participate in the clinical development or commercialization of any drug candidate that any of our collaborators may identify using our technology or systems. Even if our collaborators are able to successfully complete clinical testing for any drug candidates they license from us or develop using our technology or systems, if our collaborators do not obtain necessary regulatory approvals for those drug candidates, we may not derive any future milestone or royalty payments under our current or future collaboration agreements.

EMPLOYEES

As of March 1, 2001, we had 344 full-time employees, 67 of which hold Ph.D. degrees and 54 of which hold other advanced degrees. In addition to full-time employees, we use the services of contractors, part-time employees, temporary staff and student interns. As of March 1, 2001, we had a total of 75 contractors, part-time employees and temporary staff and 19 student interns. Our future success depends in significant part upon the continued service of our key scientific, technical and senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of March 1, 2001 are as follows:


        NAME                         AGE         POSITION
        ----                         ---         --------
        Stuart J.M. Collinson         41         President, Chief Executive Officer and Chairman of the Board of Directors
        Thomas G. Klopack             49         Senior Vice President and Chief Operating Officer
        Christopher W. Krueger        33         Vice President, Strategic Alliances and General Counsel
        Paul A. Negulescu             38         Senior Vice President, Discovery Biology
        John R. Pashkowsky            44         Vice President, Finance and Treasurer
        Harry Stylli                  39         Senior Vice President, Commercial Development
        Ralph Kauten                  49         President, PanVera Corporation

Stuart J.M. Collinson joined us in May 1999 as President and a member of the Board of Directors and was elected to the position of Chief Executive Officer in November 1999. He was appointed as Chairman of the Board in March 2000. Prior to joining us, Dr. Collinson served as a consultant to us from December 1998 to May 1999 and as Chief Executive Officer of Andaris, Ltd., a privately held biopharmaceutical company, from June 1998 to November 1998. Prior to Andaris, Dr. Collinson held senior management positions with Glaxo Wellcome from December 1994 through June 1998, most recently serving as Co-Chairman, Hospital and Critical Care Therapy Management Team and Director of Hospital and Critical Care. Dr. Collinson previously held several positions with Baxter International, Inc. and the Boston Consulting Group. Dr. Collinson received his Ph.D. in physical chemistry from the University of Oxford, England and his M.B.A. from Harvard University.

Thomas G. Klopack joined us in July 1998 and currently serves as our Senior Vice President and Chief Operating Officer. Prior to joining us, he served for 18 years as an executive with Raychem Corporation in various capacities involving new product commercialization, strategic planning, operations and logistics, most recently as Director, Strategic Planning, in the Electronics Division. Prior to joining Raychem, Mr. Klopack worked at Exxon Corporation in engineering operations. Mr. Klopack obtained his B.S. in chemical engineering from Carnegie-Mellon University and his M.B.A. from Harvard University.

Christopher W. Krueger joined us in April 2000 and currently serves as our Vice President, Strategic Alliances and General Counsel. Prior to joining us, he served as Corporate Counsel at Science Applications International Corporation
(SAIC), a multi-national technology development company. Prior to joining SAIC, Mr. Krueger represented both privately-held and public companies in the life science and information technology industries in a wide range of transactions, including strategic alliances, technology licensing, mergers and acquisitions, public offerings and venture capital financings, as an attorney at Cooley Godward LLP. Mr. Krueger received his Bachelor of Arts degree in Economics from the University of California, San Diego and his J.D. and M.B.A. from the University of Southern California.

Paul A. Negulescu joined us in April 1996 and currently serves as our Senior Vice President, Discovery Biology. Prior to joining us, Dr. Negulescu was a Post-doctoral Fellow at the University of California at Berkeley from 1988 to 1991, and from 1991 until joining us, he served as a Post-doctoral Researcher at the University of California at Irvine. Dr. Negulescu received his B.A. in History and Physiology and his Ph.D. in Physiology from the University of California at Berkeley, and he completed post-doctoral training at both the University of California at Berkeley and the University of California at Irvine.

John R. Pashkowsky joined us in December 1997 and currently serves as our Vice President, Finance and Treasurer. From December 1997 through March 2000, Mr. Pashkowsky held various financial positions with us. From 1981 to 1997 he served in various positions at Senior Flexonics, Ketema, Inc. and Ametek, Inc., most recently as Controller of the Ketema Division of Senior Flexonics, and was employed by Rohr Industries Inc. from 1979 to 1981. Mr. Pashkowsky received his B.S. in Business Administration from the State University of New York and his M.B.A. in Finance from San Diego State University.

Harry Stylli joined us in November 1995 and currently serves as our Senior Vice President, Commercial Development. Prior to joining us, from 1989 to 1995, Dr. Stylli held several positions at Glaxo Wellcome, where he was integrally involved in the International Screening and Technology program. He obtained a Ph.D. in Pharmaceutical Chemistry from Kings College, London University, an M.B.A. from Open University, Milton Keynes, U.K. and a B.Sc. in Biochemical Pharmacology, with honors, from the University of East London.

Ralph Kauten joined PanVera in July 1992 as one of the original founders and currently serves as President of PanVera. Prior to joining PanVera, Mr. Kauten served from 1986 to 1992 as Vice President of Finance and Chief Financial Officer of Promega Corporation where he was integrally involved in developing strategic directions, directing a number of financial and administrative functions, and establishing subsidiary operations in a number of countries in Europe and Asia. Mr. Kauten obtained his B.B.A. from the University of Iowa and his M.B.A. from the University of Wisconsin, Madison.

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

Roger Y. Tsien, Ph.D. -- Investigator, Howard Hughes Medical Institute; Professor, Department of Pharmacology, School of Medicine, University of California, San Diego; Professor, Department of Chemistry and Biochemistry, University of California, San Diego

Charles S. Zuker, Ph.D. -- Investigator, Howard Hughes Medical Institute; Professor, Departments of Biology and Neurosciences, School of Medicine, University of California, San Diego

Timothy J. Rink -- Independent consultant; former Chairman of the Board, President and Chief Executive Officer of Aurora Biosciences Corporation; former President and Chief Technology Officer of Amlyin Pharmaceuticals, Inc.

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

BECAUSE WE ARE AN EARLY STAGE COMPANY DEVELOPING AND DEPLOYING NEW TECHNOLOGIES, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR TECHNOLOGIES OR PRODUCTS, WHICH COULD CAUSE US TO BE UNPROFITABLE.

You must evaluate our business in light of the uncertainties and complexities affecting a growing technology and drug discovery company. Our existing proprietary technologies and products are new and in development. In particular, our ultra high throughput screening system, known as the UHTSS Platform, and automated master compound store, known as the AMCS, and our methods of screening molecular targets incorporate new and unproven approaches to the identification of drug product candidates, commonly referred to as lead compounds, with therapeutic potential. Our fluorescence assay technologies, chemical libraries and instruments have only recently begun to be used in the drug discovery process and have never been utilized in the discovery of any compound that has been commercialized. A fluorescence assay is a biochemical or cellular reaction which provides information about a compound under consideration via the emission of light. Our UHTSS Platform and AMCS may never be implemented as fully operational systems. In addition, our UHTSS Platform and AMCS will require significant additional investment and development prior to commencement of full-scale commercial operation, including integration of complex instrumentation and software and testing to validate performance and cost effectiveness.

IF WE DO NOT SUCCESSFULLY DELIVER, INSTALL AND VALIDATE THE UHTSS PLATFORM OR AMCS FOR ALL OF OUR COLLABORATORS ON TIME, OR IF THE UHTSS PLATFORM OR AMCS DOES NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR RELATIONSHIPS WITH OUR CUSTOMERS COULD BE HARMED.

Complex instrumentation systems and other drug discovery technologies that appear to be promising at early stages of development may not become fully operational for a number of reasons. These systems may:

        -       be found ineffective;

        -       be impossible or uneconomical to produce;

        - fail to achieve expected performance levels or industry acceptance; or

        - be precluded from commercialization by the proprietary rights of third parties.

Some of the instrumentation and software expected to comprise the AMCS are not now and have not previously been used in commercial applications. The complexity of both the UHTSS Platform and AMCS has led to unexpected delays in delivering, installing and validating these platforms that may lead to a financial penalty with a particular collaborator and contractual disputes regarding the delivery and acceptance of these platforms by our customers may result in negotiations with potentially unfavorable outcomes. Contractual disputes with our customers may not be resolved in our favor and may harm our reputation. The successful implementation and operation of the UHTSS Platform and AMCS will be a complex process requiring integration and coordination of a number of factors, including integration of and successful interface between complex advanced robotics, microfluidics, automated storage and retrieval systems and software and information systems. We may not be able to successfully integrate or implement all of the instrumentation needed for the UHTSS Platform or AMCS. As the UHTSS platform and AMCS are individually developed, integrated and used, it is possible that previously unanticipated limitations or defects may emerge.

In addition, operators using our systems may require substantial new technical skills and training. Unforeseen complications may arise in the development, delivery and operation of the UHTSS Platform or AMCS that could materially delay or limit use by us and our customers, substantially increase the anticipated cost of development of the systems, result in our breach of contractual obligations to our customers and others, or render the systems unable to perform at the quality and capacity levels required for success. We may not be able to successfully deliver, install and validate the UHTSS Platform or AMCS at all collaborator sites under current delivery timelines, achieve anticipated throughputs, gain industry acceptance of our approach to the identification of lead compounds or develop a sustainable profitable business. Any complications or delays could subject us to litigation and have other material adverse effects on our business, financial condition or results of operations.

WE DEPEND ON STRATEGIC PARTNERS, AND THE FAILURE TO SUCCESSFULLY MANAGE EXISTING AND FUTURE CUSTOMERS COULD PREVENT US FROM COMMERCIALIZING MANY OF OUR PRODUCTS AND SUSTAINING PROFITABILITY OR REVENUE GROWTH.

We have collaborative agreements with Bristol-Myers Squibb, Merck, Pfizer and Warner-Lambert (now part of Pfizer) to develop and install a UHTSS Platform, to license our fluorescence assay technologies for their internal discovery research, and to co-develop high-throughput screening assays. We have entered into drug discovery collaborations with Allergan, the Cystic Fibrosis Foundation, Families of Spinal Muscular Atrophy and the Hereditary Disease Foundation. In addition, we have entered into agreements for assay development and in some cases screening services, products and licenses to selected technologies with Eli Lilly, GlaxoSmithKline, Organon, Pharmaceutical Division of American Home Products, R.W. Johnson Pharmaceutical Research Institute and Janssen Research Foundation and Senomyx. Moreover, the success of our recently announced Big Biology initiative will depend to a significant degree on the willingness of third parties to collaborate with us for the development and commercialization of any drug candidates that we may identify through our internal research programs. We have limited or no control over the resources that any strategic partner may devote to our products or programs or that such partner may devote to any product developed by us. Our agreements generally may be terminated by the collaborator without cause upon short notice, which would result in the loss of anticipated revenue. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from any present or future collaborative or strategic agreements. Termination of our existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms, could have a material adverse effect on our business, financial condition or results of operations. Our present or future collaborative relationships could be harmed if:

        - We do not deliver our services or systems when contractually specified;

        - We do not achieve research and development objectives under our collaborative agreements;

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

        - Consolidation in our target markets (including the pharmaceutical and life sciences industries) limits the number of potential collaborative partners; or

        - We are unable to negotiate additional agreements on favorable terms.

WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We were profitable during the fiscal year ended December 31, 2000 but had an accumulated deficit of $17.6 million as of December 31, 2000, before accounting for the acquisition of PanVera in March 2001. Our ability to sustain profitability will depend in part on our ability to deliver, install and validate the UHTSS Platform and AMCS for each of our collaborative partners, sell drug discovery services to pharmaceutical and biotechnology companies, gain industry acceptance of our products, services and technologies, and rapidly identify promising drug candidates through our Big Biology initiative. We have derived substantially all of our revenue from sales of products, services and technologies, license fees, payments from collaborators and interest income, and expect to derive substantially all of our future revenue from these sources. We do not expect to receive royalties or other revenue from commercial sales of products based upon any compound identified using our technologies for at least several years, if at all.

We expect to spend significant amounts to fund our expansion of operations, continued development of products and fluorescence assay and genomics technologies, as well as our recently announced Big Biology initiative. As a result, we expect that our operating expenses will increase in the near term and, consequently, we will need to generate additional revenue to sustain profitability. Future revenue is uncertain because our ability to generate revenue will depend upon our ability to enter into new collaborative, service and license agreements, and to meet research, development and commercialization objectives under new and existing agreements. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR BUSINESS MODEL IS NOVEL, WHICH MAY DISCOURAGE THIRD PARTIES FROM USING OUR TECHNOLOGIES AND SERVICES.

We intend to use our screening platforms, chemical libraries and fluorescence assay technologies to rapidly identify for ourselves and our collaborators as many compounds with commercial potential as possible. Historically, because of the highly proprietary nature of these discovery activities, the importance of these activities to drug discovery and development programs and the desire to protect the results of these programs, pharmaceutical and biotechnology companies have conducted target screening and lead compound identification within their internal research departments. Our ability to succeed will be dependent, in part, upon the willingness of multiple collaborators to accept our business model and to use our products, services and technologies as a tool in the discovery and development of compounds with commercial potential. Because of the potential overlap of compounds and targets provided to us by our collaborators, as well as those being developed independently by us, conflicts may arise among collaborators as to rights to particular products identified through the use of our technologies. Our failure to successfully manage existing and future collaborative relationships, maintain confidentiality among such relationships or prevent the occurrence of such conflicts could lead to disputes that result in, among other things, a significant strain on management resources, legal claims involving significant time and expense and a loss of reputation, a loss of capital or a loss of collaborators, any of which could have a material adverse effect on our business, financial condition or results of operations.

WE MAY USE SUBSTANTIAL FUNDS AND MANAGEMENT EFFORTS TO PURSUE ADDITIONAL COLLABORATIVE ARRANGEMENTS WITH NO ASSURANCE OF SUCCESSFULLY SELLING OUR PRODUCTS OR SERVICES OR ENTERING INTO A COLLABORATIVE AGREEMENT.

Our ability to enter into agreements with additional collaborators or to expand our agreements with existing collaborators depends in part upon potential collaborators being convinced that our technologies can help accelerate their drug discovery efforts. This may require substantial time and effort on our part to educate potential collaborators and other users of our products, services and technologies on the efficiencies and potential benefits presented by our products, services and technologies. In addition, many of the collaborations involve the negotiation of customized terms regarding licensing, scope of agreement and types of products and services required. We may expend substantial funds and management efforts to pursue collaborative opportunities with no assurance that a collaboration will result.

COMPETITION IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES MAY RESULT IN COMPETING PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAKE OUR PRODUCTS, SERVICES AND TECHNOLOGIES OBSOLETE.

The biotechnology industry is characterized by rapid technological change. Competition is intense among pharmaceutical and biotechnology companies that attempt to identify compounds for development or to support drug discovery efforts.

Because our screening platforms are designed to integrate a number of different technologies, we compete in many areas, including instrumentation, assay development, high throughput screening and functional genomics. We compete with instrumentation companies, the research departments of pharmaceutical and biotechnology companies, and other commercial enterprises, as well as numerous academic and research institutions. Other technology providers may develop and commercialize products, services and technologies which compete with our screening platforms. Pharmaceutical, biotechnology and instrumentation companies that currently compete with us may merge or enter into alliances with other companies and become substantial competitors. Our collaborators may assemble their own ultra-high throughput screening systems by purchasing components or contracting for services from competitors. Genomics and combinatorial chemistry companies may also expand their business to include compound screening or assay development.

Many of these pharmaceutical and biotechnology companies, which represent the greatest potential market for our products, services and technologies, have developed or are developing internal programs and other methodologies to improve productivity, including major investments in robotics technology to permit the automated screening of compounds. Our technological approaches, in particular our screening platforms, may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by our current or future competitors.

WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS OR OTHER PROPRIETARY RIGHTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

We rely on patents to protect a large part of our intellectual property and competitive position. Our patents, which have been or may be issued, may not afford meaningful protection for our technologies and products. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Our competitors may develop technologies and products similar to our technologies and products which do not infringe our patents. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time, and could divert management's attention from other business concerns. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Further, these lawsuits may also provoke these third parties to assert claims against us. The patent position of biotechnology firms is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded to us, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

BECAUSE OUR PRODUCTS AND SERVICES CURRENTLY DEPEND ON COMPONENTS AND TECHNOLOGIES LICENSED FROM THIRD PARTIES, A BREACH BY US OF ANY OF THE TERMS OF THESE LICENSES COULD RESULT IN THE LOSS OF ACCESS TO THESE COMPONENTS AND TECHNOLOGIES AND COULD DELAY OR SUSPEND OUR RESEARCH AND DEVELOPMENT PLANS.

Some aspects of our technologies and products have been licensed from third parties. A failure by us to maintain the right to use these components and technologies could have a material adverse effect on our business, financial condition and results of operation. In particular, we are dependent, in part, on the patent rights licensed from third parties with respect to our fluorescence assay and screening technologies.

Patent applications filed by us or our licensors may not result in patents being issued with respect to intellectual property we have licensed, claims of those patents may not offer sufficient protection, and any patents licensed by us may be challenged, narrowed, invalidated or circumvented. We may also be subject to legal proceedings that result in the revocation of patent rights previously licensed to us, as a result of which we may be required to obtain licenses from others to continue to develop or commercialize our products, services or technologies. We may not be able to obtain such licenses on acceptable terms, if at all, which would result in delays or a suspension of our research and development plans.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

We may be sued for infringing or misappropriating the proprietary rights of others. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. The drug discovery industry, including screening technology companies, has a history of patent litigation and will likely continue to have patent litigation suits concerning drug discovery technologies. A number of patents have issued and may issue on certain drug targets or their use in screening assays that could prevent us and our collaborators from developing screens using such targets, or relate to certain other aspects of technology that we utilize or expect to utilize. From time to time, we receive invitations from third parties to license patents owned or controlled by such parties. We evaluate these requests and intend to obtain licenses that are compatible with our business objectives. We may not be able to obtain licenses on acceptable terms, if at all. Our inability to obtain or maintain patent protection or necessary licenses could have a material adverse effect on our business, financial condition or results of operations.

OTHER METHODS OF PROTECTING OUR TRADE SECRETS AND OTHER INTELLECTUAL PROPERTY, INCLUDING CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS, MAY NOT ADEQUATELY PREVENT DISCLOSURE OF PROPRIETARY INFORMATION.

In addition to patent protection, we rely on a combination of copyright and trademark laws, trade secrets, know-how and other contractual provisions and technical measures to protect our intellectual property rights. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These measures may not provide meaningful protection for our trade secrets or other confidential information and technology. We may not have adequate remedies in the event of unauthorized use or disclosure of our confidential or proprietary information. In addition, third parties may independently discover trade secrets or proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.

Failure to obtain and maintain trade secret protection could have a material adverse effect on our business, financial condition or results of operations.

IF OUR CONTRACTORS AND VENDORS FAIL TO PROVIDE US WITH ESSENTIAL COMPONENTS THAT WE NEED TO CONTINUE RESEARCH AND DEVELOPMENT, WE WOULD EXPERIENCE DELAYS AND ADDITIONAL EXPENSES.

We rely on a limited number of contractors, suppliers and vendors for the development, manufacture and supply of certain components in the areas of informatics, robotics, automated storage and retrieval, liquid handling systems, microfluidics and detection devices. Although we believe that alternative sources for these components are available, any interruption in the development, manufacture or supply of a single-sourced component could have a material adverse effect on our ability to develop the UHTSS Platform or other screening platforms until a new source of supply is qualified, could subject it to penalties for delays in delivery and installation of the UHTSS Platform and, as a result, could have a material adverse effect on our business, financial condition or results of operations. In addition, our current or future technology suppliers may not meet our requirements for quality, quantity or timeliness. If any of our current or future technology suppliers fails to deliver components, including mechanical components of our screening platforms, that meet required specifications in a timely manner, or at all, it could significantly affect our ability to meet our contractual obligations to our collaborators and expose us to significant potential liabilities.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, AS NECESSARY, IT COULD HARM OUR RESEARCH AND DEVELOPMENT EFFORTS AND WOULD IMPAIR OUR ABILITY TO COMPETE.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and staff. If we lose the services of one or more of these people, we may be unable to achieve our business objectives or meet our commitments under existing agreements and our stock price could decline. We may not be able to attract or retain qualified employees in the future due to intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the San Diego area. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience resource constraints that will adversely affect our ability to meet the demands of our strategic partners in a timely fashion or to support our ability to attract and retain highly skilled scientists, including individuals holding doctoral degrees in the basic sciences, and engineers. All of our current employees are at-will employees, which means that either we or the employee may terminate the employment relationship at any time.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our success will depend on our ability to expand and manage operations and facilities. To be cost-effective and timely in the development and commercialization of our products, services and technologies, we must coordinate the integration of multiple technologies in complex systems, both internally and for our collaborators. We may not be able to manage our growth, to meet the staffing requirements of additional collaborative relationships or successfully assimilate and train new employees. If we continue to grow, our existing management skills and systems may not be adequate and we may not be able to manage any additional growth effectively. If we fail to achieve any of these goals, there could be a material adverse effect on our business, financial condition or results of operations.

IF WE ENGAGE IN ANY MERGER OR ACQUISITION TRANSACTIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY POTENTIALLY FACE OTHER RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We currently have no binding commitments or agreements with respect to any material acquisitions. If we pursue an acquisition strategy, we could:

        - issue equity securities which could dilute current stockholders' percentage ownership;

        -       incur substantial debt; or

        -       assume contingent liabilities.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might negatively impact our business relations with our collaborators and customers. Further, recent proposed accounting changes could result in a negative impact on our results of operations, as well as the resulting cost of the acquisition. Any of these adverse consequences could harm our business.

In March 2001, we completed a merger with PanVera Corporation whereby PanVera became a wholly-owned subsidiary of ours. Integrating the operations and personnel of PanVera will be a complex process. We are uncertain that the integration will be completed rapidly or that we will achieve the anticipated benefits of the merger. The successful integration of PanVera will require, among other things, integration of PanVera's and our products and services, assimilation of sales and marketing groups, integration of the companies' information and software systems, coordination of employee retention, hiring and training, and coordination of ongoing and future research and development efforts. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company's business. Further, the process of integrating PanVera's business could negatively affect employee morale and our ability to retain some of PanVera's key employees after the merger. Our failure to integrate PanVera's operations smoothly could have a material adverse effect on our business, financial condition or results of operations.

IF WE REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, WE MAY NEED TO ENTER INTO FINANCING ARRANGEMENTS WITH UNFAVORABLE TERMS OR WHICH COULD ADVERSELY AFFECT YOUR OWNERSHIP INTEREST AND RIGHTS AS COMPARED TO OTHER STOCKHOLDERS.

We may be required to raise additional capital over a period of several years in order to expand our operations or acquire new technology. We may raise this additional capital through additional public or private equity financings, borrowings and other available sources. Our business or operations may change in a manner that would consume available resources more rapidly than anticipated, or substantial additional funding may be required before we can sustain profitable operations. If additional financing is required to operate our business, we cannot assure you that additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited.

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

OUR TECHNOLOGIES AND PRODUCTS MAY NOT RESULT IN THE DISCOVERY AND
COMMERCIALIZATION OF DRUG CANDIDATES AND WE MAY NOT GENERATE REVENUES FROM MILESTONES OR ROYALTIES IN THE FUTURE.

Many of our agreements with collaborators and technology licensees provide that we may receive milestone payments or royalties based on future sales of drug candidates discovered by those collaborators and licensees through the use of our products, services and technologies. In addition, we recently announced the launch of our Big Biology initiative, whereby we intend to rapidly identify drug candidates. Use of our products, services or technologies either internally or by collaborators and licensees may not result in the discovery of lead compounds that will be safe or effective. Our screens may result in developed and commercialized pharmaceutical products that could generate milestone payments and royalties only after lengthy and costly pre-clinical and clinical development efforts, the receipt of necessary regulatory approvals, including approvals by the Federal Drug Administration and equivalent foreign authorities, and the integration of manufacturing capabilities and successful marketing efforts, all of which must be performed by our collaborators. We do not currently intend to perform any of these activities, other than preclinical studies. Our collaborators may decide not to develop or commercialize lead compounds identified through the use of our technologies.

Development and commercialization of lead compounds depends not only on the achievement of research objectives by us and our collaborators, but also on each collaborator's own financial, competitive, marketing and strategic considerations, all of which are outside our control. Our collaborators may not successfully perform their development, regulatory, compliance, manufacturing or marketing functions. Products may not be developed and commercialized as a result of our collaborations and any development or commercialization may not be successful. If commercialization of lead compounds is successful, disputes may arise over payments to us. We do not expect to receive royalties or other revenues from commercial sales of products based upon any compound identified using our technologies for at least several years, if at all.

DRUG PRODUCTS DEVELOPED AND COMMERCIALIZED BY US OR OUR COLLABORATIVE PARTNERS WILL LIKELY REQUIRE REGULATORY APPROVALS, WHICH MAY REDUCE OUR POTENTIAL REVENUE FROM MILESTONES OR ROYALTIES.

If we or one of our collaborators successfully identify a drug candidate for development and commercialization, it will likely be subject to extensive government regulation. Regulation by the Federal Drug Administration and other governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a collaborator. Pharmaceutical products developed by us or one of our collaborators will require lengthy and costly pre-clinical and clinical trials and regulatory approval by governmental agencies prior to commercialization. Approvals may not be granted despite substantial time and resources required to obtain approvals and comply with appropriate statutes and regulations. Delays in obtaining regulatory approvals would adversely affect the marketing of any drugs developed by us or one of our collaborators, diminish any competitive advantages that our collaborators may attain and therefore adversely affect our ability to receive royalties or milestone payments.

WE MAY BE SUED FOR PRODUCT LIABILITY.

We may be held liable if any product we develop, or any product which is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although we currently maintain product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities and we may not be able to obtain sufficient coverage at a reasonable cost. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of products or technologies. If we are sued for any injury caused by our technology or products, our liability could exceed our total assets.

OUR ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS, WHICH SUBJECT IT TO REGULATION, RELATED COSTS AND DELAYS AND POTENTIAL LIABILITIES.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future as a result of many factors, many of which are out of our control. For example, our revenue has varied dramatically as a result of the timing of fees we obtains under our various collaborative, technology licensing and services agreements, as these payments are frequently comparatively large and are recognized unevenly over time. In addition, our research and development expenses may increase significantly as a result of the implementation and future potential expansion of our recently announced Big Biology initiative. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

        -       termination of collaborative agreements;

        -       implementation and expansion of our Big Biology initiative;

        - our ability to enter into new agreements with collaborators or technology licensees;

        - our ability to complete delivery requirements under existing collaborative agreements;

        -       our acquisition of complimentary businesses or technologies; and

        - general, industry-specific and customer-specific economic conditions which may affect our customers' research and development expenditures.

If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed.

In addition, we will incur significant transaction costs as a result of the merger with PanVera, including investment banking, legal and accounting fees, that may exceed our current estimates. We also expect to incur consolidation and integration expenses which we cannot accurately estimate at this time. We expect that the combined company will charge consolidation and integration expenses to operations in fiscal year 2001. Actual transaction costs may substantially exceed our estimates and may adversely affect our financial condition and results of operations. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results could be adversely affected, including increased losses.

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF THE INDUSTRY IN WHICH WE OPERATE.

The market prices for securities of comparable technology companies, particularly life science companies, have been highly volatile and the market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by us or our competitors, disputes or other developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products, services or technologies under development by us, our collaborators or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the efficacy of new technologies, general market conditions, as well as quarterly fluctuations in our revenue and financial results and other factors may have a significant impact on the market price of our common stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a dramatic and materially adverse impact on the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against those companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW THAT COULD DELAY OR PREVENT AN ACQUISITION OF US, EVEN IF THE ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could discourage potential take-over attempts and could adversely affect the market price for our common stock. Because of these provisions, you may not be able to receive a premium on your investment.

FUTURE SALES OF OUR COMMON STOCK BY STOCKHOLDERS OR BY US COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales by stockholders of a large number of shares of our common stock in the public market, or the perception that sales could occur, could cause the market price of our common stock to drop. Likewise, additional equity financings or other issuances of stock by us could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

Our principal research and development, manufacturing and administrative facilities are currently located in approximately 81,204 square feet of leased space in San Diego, California. The lease for this space will expire on September 15, 2008. We also sublease an additional 12,523 square feet of space for our administrative functions in a nearby facility. The sublease for this additional space will expire on March 31, 2002, subject to a six-month extension of the sublease upon the mutual agreement of the parties. We also sublease an additional 19,670 square feet of space for our manufacturing, purchasing, inventory management and engineering document control functions under a sublease that will expire on April 30, 2002, subject to options that we may exercise for up to two extensions of three months each. To meet our expected growth needs, we are currently in negotiations for the purchase of a parcel of land adjacent to our current headquarters on which we plan to construct a 67,772 square foot engineering and manufacturing facility. We also currently occupy 1,236 square feet of space in Iowa City, Iowa under a lease that expires October 31, 2001, after which the lease converts to a month-to-month arrangement. Our Iowa facility houses the operations we acquired from Quorum Sciences in 2000.

As a result of our acquisition of PanVera in March 2001, we also occupy four sites in Madison, Wisconsin, consisting of approximately 22,000 square feet of leased space for research and development, manufacturing, marketing and sales and administrative functions. The leases for this space will expire on June 30, 2001, at which time PanVera will consolidate sites and occupy one building consisting of approximately 52,000 square feet. PanVera is utilizing the proceeds of a $6.3 million Variable Rate Industrial Revenue Bond issued by the City of Madison to finance construction of the new building, which resides on a parcel of land leased by PanVera, the term of which will expire on December 31, 2048, subject to a twenty-year extension of the land lease at the discretion of PanVera.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Our common stock began trading on the Nasdaq National Market under the symbol "ABSC" on June 19, 1997. The following table presents high and low sales prices of our common stock, as reported by Nasdaq, for the periods indicated:


                                             High                     Low
                                          ---------                --------
         1999
         First Quarter                    $    9.63                $   6.00
         Second Quarter                        7.97                    4.88
         Third Quarter                        17.38                    6.63
         Fourth Quarter                       30.06                    9.88

         2000
         First Quarter                    $  140.00                $  21.50
         Second Quarter                       76.25                   25.13
         Third Quarter                       103.87                   46.38
         Fourth Quarter                       69.50                   27.00

As of March 1, 2001, there were approximately 233 stockholders of record of our common stock. We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the financial statements and accompanying notes included elsewhere in this document.


                                                                     YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                               2000            1999            1998            1997            1996
                                             --------        --------        --------        --------        --------
STATEMENT OF OPERATIONS DATA:                                  (in thousands, except per share amounts)

Revenue                                      $ 63,791        $ 50,522        $ 26,558        $ 14,908        $  2,217

Operating expenses:
   Cost of revenue                             34,110          27,941          23,814           6,983              --
   Research and development                    14,369          11,594          17,146           5,406           4,396
   Selling, general and administrative         14,923          11,933           6,104           3,679           1,275
                                             --------        --------        --------        --------        --------
      Total operating expenses                 63,402          51,468          47,064          16,068           5,671
                                             --------        --------        --------        --------        --------
Income (loss) from operations                     389            (946)        (20,506)         (1,160)         (3,454)
Interest income                                 5,202           1,545           2,445           1,793             580
Interest expense                                 (659)           (691)           (646)           (346)            (59)
                                             --------        --------        --------        --------        --------
Income (loss) before income taxes               4,932             (92)        (18,707)            287          (2,933)
Income taxes                                     (579)           (117)             --             (20)             --
                                             --------        --------        --------        --------        --------
Net income (loss)                            $  4,353        $   (209)       $(18,707)       $    267        $ (2,933)
                                             ========        ========        ========        ========        ========
Basic income (loss) per share                $   0.22        $  (0.01)       $  (1.15)       $   0.03        $  (3.86)
                                             ========        ========        ========        ========        ========
Diluted income (loss) per share              $   0.20        $  (0.01)       $  (1.15)       $   0.02        $  (3.86)
                                             ========        ========        ========        ========        ========

Shares used in computing:

     Basic income (loss) per share             19,911          17,019          16,336           8,970             760
                                             ========        ========        ========        ========        ========
     Diluted income (loss) per share           22,207          17,019          16,336          15,423             760
                                             ========        ========        ========        ========        ========


                                                                           DECEMBER 31,
                                             ------------------------------------------------------------------------
                                               2000            1999            1998            1997            1996
                                             --------        --------        --------        --------        --------
                                                                        (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments       $105,161        $ 36,733        $ 28,082        $ 48,906        $ 13,167
Total assets                                  156,302          64,007          51,032          63,036          17,515
Capital lease obligations,
  less current portion                          3,381           4,343           4,788           3,422           1,111
Accumulated deficit                           (17,640)        (21,994)        (21,785)         (3,078)         (3,345)
Total stockholders' equity                    124,663          40,413          37,595          54,364          15,184

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including the ability to attract additional collaborative partners, development or availability of competing systems, the ability to meet existing collaborative commitments, risks associated with strategic opportunities, acquisitions or investments, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. You are encouraged to review the risk factors discussed in "Business - Risk Factors" and elsewhere in this Form 10-K for a more complete discussion of those risks and uncertainties.

OVERVIEW

Aurora Biosciences Corporation is a drug discovery company that develops and commercializes technologies, products and services to accelerate the discovery of new medicines. Our core technologies include a broad portfolio of proprietary fluorescence assays and screening platforms designed to provide an integrated solution for drug discovery. Our fluorescence assay technologies include our GeneBLAzer, GenomeScreen, Vivid and PhosphoryLIGHT technologies, as well as a broad collection of fluorescent proteins. Our screening platforms include our ultra-high throughput screening system, the UHTSS Platform, and our automated master compound store, the AMCS Platform, as well as our ion channel screening platform, which includes our proprietary voltage sensor probes and voltage ion probe reader, the VIPR subsystem. We also provide assay development and screening services as part of our drug discovery collaborations.

We believe that we are a leading provider of proprietary drug discovery solutions for all major classes of gene targets, including receptors, ion channels and enzymes. To capture more value from our technologies and drug discovery capabilities, we are currently launching our Big Biology initiative, an internal drug discovery program designed to rapidly identify promising drug candidates within all major classes of gene targets. Our technologies and drug discovery capabilities have been commercially validated by over 20 major life sciences companies and research organizations.

In October 2000, we acquired Quorum Sciences, Inc. in a combination accounted for as a pooling-of-interests. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the financial condition and results of operations for the merged entity for the periods presented. In March 2001, we acquired PanVera Corporation, a biotechnology company engaged in manufacturing and marketing protein drug targets and drug screening assays for high-throughput screening. The historical financial statements included in this Form 10-K do not reflect the consolidation of PanVera financial statements with those of Aurora.

We had an accumulated deficit of $17.6 million as of December 31, 2000. We may encounter significant fluctuations in our quarterly financial performance depending on factors such as revenue from existing and future contracts and collaborations, timing of the delivery of technologies and systems, completion of contracted service commitments to our customers and integration of acquired businesses. We may also continue to enter into strategic transactions and programs which could include acquisitions of other companies, joint ventures, collaborations, divestitures, reorganizations and research and development undertakings. Accordingly, our results of operations for any period may not be comparable to, or predictive of, the results of operations for any other period.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Revenue

Revenue increased 26% to $63.8 million in 2000 from $50.5 million in 1999, which was an increase of 90% from $26.6 million in 1998. The increase in 2000 resulted primarily from progress under a five-year services, systems and technology access collaborative agreement with Pfizer executed in 1999 and new agreements executed in late 1999 or 2000, including a collaborative research agreement with the Cystic Fibrosis Foundation and ion channel technology agreements with American Home Products, GlaxoSmithKline, R.W. Johnson Pharmaceutical Research Institute, N.V. Organon and Senomyx. The increase in 1999 resulted primarily from new agreements executed during the year, including the Pfizer agreement, drug discovery services agreements with Pharmacia & Upjohn and F.Hoffmann-LaRoche, and licensing agreements with Clontech Laboratories and ZymoGenetics. Increased revenue under a collaborative agreement with Bristol-Myers Squibb executed in 1996 also contributed to the overall increase in revenue in 1999.

Expenses

Total operating expenses increased 23% to $63.4 million in 2000 from $51.5 million in 1999, which was an increase of 9% from $47.1 million in 1998. The increases in operating expenses resulted primarily from our growth, our product development efforts, drug discovery services offerings, research and development programs, including our Big Biology initiative, and mergers and acquisition activity. Our growth was reflected by the increase to 252 employees at December 31, 2000 from 187 at December 31, 1999 and 150 at December 31, 1998.

Cost of revenue increased 22% to $34.1 million in 2000 from $27.9 million in 1999, which was an increase of 17% from $23.8 million in 1998. In addition to the growth of operations as noted above, the increases in cost of revenue were primarily a result of increased purchases of materials and increased technology development expenses related to the development of the UHTSS Platform, the AMCS and screening subsystems for our collaborators, as well as costs related to the completion of contracted service commitments under new drug discovery services agreements.

Research and development expenses increased 24% to $14.4 million in 2000 from $11.6 million in 1999, which was a 32% decrease from $17.1 million in 1998. The increase in 2000 is due to the growth of operations during the year and the initiation of the Big Biology internal drug discovery effort. The decrease in 1999 reflects a shift in drug discovery services resources from internal research and development to external customer-funded activities to support new as well as ongoing drug discovery services agreements in 1999. In addition, non-recurring items in 1998, such as licensing of technology from OSI Pharmaceuticals and Xenometrix and the costs of initiating a collaboration with SIDDCO to produce a large library of compounds for our UHTSS Platform, contributed to the decrease in 1999.

Selling, general and administrative expenses increased 25% to $14.9 million in 2000 from $11.9 million in 1999, which was a 95% increase from $6.1 million in 1998. The increases were primarily attributable to the growth of operations as noted above, including increases in staffing of the legal and commercial development functions, and increased professional services expenses related to merger and acquisition activity.

Interest and Other Income

Net interest and other income increased 432% to $4.5 million in 2000 from $0.9 million in 1999, which was a 53% decrease from $1.8 million in 1998. The increase in 2000 resulted from interest income from higher average cash and investment balances primarily due to net proceeds of $71 million from our private placement of common stock in February 2000. Partially offsetting the increase in interest income was the $1.4 million net write-down of our investment in Maxim Pharmaceuticals as of December 31, 2000 due to management's assessment that the decline in value was other-than-temporary. The decrease in 1999 primarily reflected interest income from lower average cash and investment balances than in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we held cash, cash equivalents and investment securities available-for-sale of $105 million and working capital of $103 million. We have funded operations since inception primarily through receipts from corporate collaborations and strategic technology alliances of $149 million, the issuance of equity securities with aggregate net proceeds of $137 million, capital equipment lease and loan financing of $13 million and interest income of $13 million.

We have entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $5.5 million over the next four years.

Our strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and payments for system validation. The UHTSS Platform co-development syndicate currently includes Bristol-Myers, Merck, Pfizer and Warner-Lambert (acquired by Pfizer in June
2000). We have also entered into agreements with Pfizer and Warner-Lambert to develop AMCS systems. In addition, we have entered into collaborations with the Cystic Fibrosis Foundation, Families of Spinal Muscular Atrophy and the Hereditary Disease Foundation to provide screen development and/or screening services, and with Warner-Lambert, Merck, Becton Dickinson, the National Cancer Institute and Pfizer for functional genomics programs. We have entered into ion channel technology agreements with Bristol-Myers, Eli Lilly, GlaxoSmithKline, American Home Products, Merck, N.V. Organon, R.W. Johnson Pharmaceutical Research Institute, Senomyx and Allergan. Other collaborations include a combinatorial chemistry agreement with SIDDCO (acquired by Discovery Partners International in January 2001) to synthesize large libraries of chemical compounds for us.

Our ability to achieve sustained profitability will be dependent upon our ability to deliver and obtain acceptance of equipment by collaborators, perform contracted screening services, sell or license new products and services, and increase market share of existing discovery services and technologies by agreements with new collaborators and expansion of agreements with existing collaborators. We may not be able to meet our revenue goals or sustain profitability on a quarterly or annual basis. Although we are actively seeking to enter into additional collaborations, we may not be able to negotiate additional collaborative agreements on acceptable terms, if at all. Some of our current collaborative agreements may be terminated by the collaborator without cause upon short notice, which would result in loss of anticipated revenue. Although certain of our collaborators would be required to pay some penalties in the event they terminate their agreements without cause, any of our collaborators may elect to terminate their agreements with us. In addition, collaborators may terminate their agreements for cause if we cannot deliver the technology in accordance with the agreements. Our collaborators may not perform their obligations as expected and we may not derive any additional revenue from the agreements. Current or future collaborative agreements may not be successful and provide us with expected benefits. Termination of our existing or future collaborative agreements, or the failure to enter into a sufficient number of additional collaborative agreements on favorable terms or generate sufficient revenues from our services and technologies could have a material adverse effect on our business, financial condition or results of operations.

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

To meet our expected growth needs, we are currently in negotiations for the purchase of a parcel of land adjacent to our current headquarters in San Diego, California, on which we plan to construct a 67,772 square foot engineering and manufacturing facility. Construction is anticipated to commence during the second half of 2001 at a total cost of approximately $20 million. Funding for the construction, which is expected to be approximately $17 million in 2001, will occur through the use of available funds and through construction financing. As a result of our acquisition of PanVera in March 2001, we will also incur building construction activity in Madison, Wisconsin as PanVera completes its site consolidation efforts. Construction of PanVera's new building is expected to conclude in June 2001. PanVera is utilizing the proceeds of a $6.3 million Variable Rate Industrial Revenue Bond issued by the City of Madison to finance construction of the building. Funding in 2001 for the building is expected to be approximately $5.2 million, while funding for the related equipment and furniture of approximately $0.6 million will be obtained through lease financing arrangements.

We may be required to raise additional capital over the next several years in order to expand our operations or acquire new technology. This capital may be raised through additional public or private equity financings, borrowings and other available sources. Our business or operations may change in a manner that would consume available resources more rapidly than anticipated and substantial additional funding may be required before we can sustain profitable operations. We may not continue to generate sales from and receive payments under existing collaborative agreements and existing or potential revenue may not be adequate to fund our operations. If additional funding becomes necessary, it may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with others that may have a material adverse effect on our business, financial condition or results of operations. We believe that our available capital resources will be sufficient to satisfy our funding needs for at least the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary interim financial information is presented below. The financial statements and other supplementary data required by this item are set forth at the pages indicated in Item 14(a)(1).

Selected Quarterly Financial Data (Unaudited):


                                                                  Quarters ended
                                      ----------------------------------------------------------------------
                                        March 31             June 30         September 30        December 31
                                      ------------        ------------       ------------       ------------
2000:

Revenue                               $ 12,805,875        $ 17,681,342       $ 16,799,919       $ 16,503,475
Cost of revenue                          7,839,884           9,222,739          8,880,632          8,166,900
Net income (loss)                          (39,266)          4,217,578          1,093,607           (918,493)
Basic income (loss) per share                 0.00                0.21               0.05              (0.04)
Diluted income (loss) per share               0.00                0.19               0.05              (0.04)

1999:

Revenue                               $  6,573,289        $ 13,175,319       $ 10,886,701       $ 19,886,152
Cost of revenue                          5,954,888           7,268,062          6,610,063          8,108,499
Net income (loss)                       (4,431,145)           (403,504)        (1,903,385)         6,528,717
Basic income (loss) per share                (0.26)              (0.02)             (0.11)              0.38
Diluted income (loss) per share              (0.26)              (0.02)             (0.11)              0.34

The quarterly information for the quarters ended March 31, June 30 and September 30, 2000 have been restated from the information presented in Aurora's quarterly filings on Form 10-Q for each of those periods to reflect the acquisition of Quorum Sciences, which was completed in October 2000, as if the companies had been combined for all quarters presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in our proxy statement to be filed in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders (the "Proxy Statement"). The required information concerning our executive officers is contained in Item 1 of Part I of this Form 10-K.

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

           (3)       Exhibits

                     See Item 14(c) below. Each management contract or compensatory plan or arrangement is identified separately in Item 14(c).

(b)        Reports on Form 8-K

           Form 8-K dated November 3, 2000 and Form 8-K/A dated December 14, 2000 were filed disclosing the acquisition of Quorum Sciences, Inc. on October 4, 2000 and providing required financial statements.

           Form 8-K dated November 21, 2000 was filed disclosing that we entered into a merger agreement with PanVera Corporation on November 16, 2000.

           No other reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)        Exhibits



          EXHIBIT
          NUMBER         DESCRIPTION OF DOCUMENT
          -------        -----------------------
          2.1(13)        Agreement and Plan of Merger and Reorganization dated
                         as of November 16, 2000, by and among the Registrant,
                         Aurora Acquisition Corp. and PanVera Corporation.

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

          10.1(1) Form of Indemnity Agreement entered into between Registrant and our directors and officers.

          10.2(8)#       Registrant's 1996 Stock Plan, as amended and restated
                         (the "1996 Stock Plan").

          10.3(1)#       Form of Incentive Stock Option Agreement under the 1996
                         Stock Plan.

          10.4(1)#       Form of Nonstatutory Stock Option Agreement under the
                         1996 Stock Plan.

          10.5(1)#       Form of Restricted Stock Purchase Agreement under the
                         1996 Stock Plan.

          10.6(9)# Registrant's Employee Stock Purchase Plan and related offering document.

          10.7(1)#       Registrant's Non-Employee Directors' Stock Option Plan.

          10.8(1)#       Form of Nonstatutory Stock Option under Registrant's
                         Non-Employee Directors' Stock Option Plan.

          10.9(1)        Preferred Stock Purchase Agreement dated as of March 8,
                         1996 between the Registrant and the individuals and entities listed in the signature pages thereto.

          10.10(1)       Series D Preferred Stock Purchase Agreement dated as of
                         December 27, 1996 between the Registrant and the individual and entities listed in the signature pages thereto.

          10.11(1)       Master Lease Agreement dated May 17, 1996 between the
                         Registrant and Lease Management Services Incorporated.

          10.12(1) Equipment Financing Agreement dated May 17, 1996 between the Registrant and Lease Management Services
                         Incorporated.

          EXHIBIT
          NUMBER         DESCRIPTION OF DOCUMENT
          -------        -----------------------
          10.13(1)       Security Deposit Pledge Agreement dated May 17, 1996
                         between the Registrant and Lease Management Services
                         Incorporated.

          10.14(1)*      Exclusive License Agreement for Fluorescent Assay
                         Technologies dated June 17, 1996 between the Registrant
                         and The Regents of the University of California.

          10.15(1)*      License Agreement dated August 2, 1996 between the
                         Registrant and California Institute of Technology.

          10.16(1)*      License Agreement dated October 4, 1996 between the
                         Registrant and the State of Oregon, acting by and
                         through the State Board of Higher Education on behalf
                         of the University of Oregon.

          10.17(1)*      Collaborative Research and License Agreement dated
                         November 26, 1996 between the Registrant and
                         Bristol-Myers Squibb Pharmaceutical Research Institute.

          10.18(1)*      Collaborative Research and License Agreement dated
                         December 18, 1996 between the Registrant and Eli Lilly
                         and Company.

          10.19(1)*      Collaboration Agreement effective as of February 1,
                         1997 between the Registrant and Allelix
                         Biopharmaceuticals Inc.

          10.20(1) Multi-Tenant Industrial Lease dated April 7, 1997 between the Registrant and AEW/LBA Acquisition Co. II,
                         LLC., as subsequently amended on June 12, 1997.

          10.21(2)       First Amendment dated September 1, 1997, to
                         Multi-Tenant Industrial Lease between the Registrant and AEW/LBA Acquisition Co. II, LLC.

          10.22(2)*      Collaborative Research and License Agreement dated
                         September 22, 1997 between the Registrant and
                         Warner-Lambert Company.

          10.23(3)*      Collaborative Research and License Agreement dated
                         December 18, 1997 between the Registrant and Merck &
                         Co., Inc.

          10.24(3)       Negative Covenant Pledge Agreement dated September 29,
                         1997 between the Registrant and Lease Management
                         Services Incorporated.

          10.25(3) Collateral Security Agreement dated December 16, 1997 between the Registrant and Lease Management Services
                         Incorporated.

          10.26(3)*      Packard Aurora Supply Agreement dated February 5, 1998
                         between the Registrant and Packard Instrument Company,
                         Inc.

          10.27(3)*      Amendment to Collaboration and License Agreement dated
                         February 7, 1998, to Collaboration and License
                         Agreement effective as of April 24, 1996 between the
                         Registrant and Packard Instrument Company, Inc.

          10.28(4)*      Combinatorial Chemistry Agreement dated April 25, 1998
                         between the Registrant and SIDDCO, Inc.

          10.29(5)*      Collaborative Research Agreement dated July 16, 1998
                         between the Registrant and Cytovia, Inc.

          10.30(5)*      AMCS Development Agreement dated August 21, 1998
                         between the Registrant and Warner-Lambert Company.

          10.31(6)#      Promissory Note dated February 18, 1997 between the
                         Registrant and Harry Stylli.

          10.32(6)#      Terms of employment dated December 3, 1997 between the
                         Registrant and Paul J. England.

          10.33(6)#      Terms of employment dated June 9, 1998 between the
                         Registrant and Thomas G. Klopack.

          10.34(6)*      Termination Agreement between the Registrant and
                         Packard Instrument Company, Inc.

          10.35(6)#      Loan Agreement and Promissory Note dated December 23,
                         1998 between the Registrant and Thomas G. Klopack.

          10.36(7)*      Collaborative Research and License Agreement effective
                         as of February 5, 1999 between the Registrant and The
                         Pharmacia & Upjohn Company.

          10.37(7)*      Collaborative Research and License Agreement effective
                         as of February 16, 1999 between the Registrant,
                         F.Hoffmann-LaRoche Ltd. and Hoffmann-LaRoche, Inc.

          10.38(7) Loan and Security Agreement dated February 26, 1999 between the Registrant and General Electric Capital
                         Business Asset Funding Corporation.

          10.39(7)*      License Agreement effective as of March 10, 1999
                         between the Registrant and Clontech Laboratories, Inc.

          10.40(10)*     Collaborative Research and License Agreement effective
                         as of June 15, 1999 between the Registrant and Pfizer
                         Incorporated.

          10.41(11)*     Collaborative Research and License Agreement (Second
                         Amendment) effective as of July 29, 1999 between the
                         Registrant and Bristol-Myers Squibb Pharmaceuticals
                         Research Institute.

          10.42(11)#     Agreement dated November 2, 1999 between the Registrant
                         and Timothy J. Rink, M.D., Sc.D.

          EXHIBIT
          NUMBER         DESCRIPTION OF DOCUMENT
          -------        -----------------------
          10.43(12)#     Agreement dated December 7, 1999 between the Registrant
                         and Stuart J.M. Collinson, Ph.D.

          10.44(12)*     Third Amendment to Collaborative Research and License
                         Agreement effective as of November 22, 1999 between the
                         Registrant and Eli Lilly and Company.

          10.45(12)*     Instrument, Assay Development and License Agreement
                         effective as of December 15, 1999 between the
                         Registrant and Glaxo Research and Development Ltd. and
                         Glaxo Group Ltd.

          10.46(12)*     Instrument, Assay Development and License Agreement
                         effective as of December 16, 1999 between the
                         Registrant and Wyeth-Ayerst.

          10.47(12)*     License Agreement effective as of December 17, 1999
                         between the Registrant and ZymoGenetics, Inc.

          10.48(12)#     Agreement effective as of January 1, 2000 between the
                         Registrant and Timothy J. Rink, M.D., Sc.D.

          10.49(14)*     Collaborative Research, Purchase and License Agreement
                         effective as of March 31, 2000 between the Registrant
                         and N.V. Organon.

          10.50(15)*     Cystic Fibrosis Research Alliance and Commercialization
                         Agreement effective as of May 19, 2000 between the
                         Registrant and the Cystic Fibrosis Foundation.

          23.1           Consent of Ernst & Young LLP, Independent Auditors.

---------------------

          (1) Previously filed with the Registrant's Registration Statement on Form S-1 (No. 333-23407) or amendments thereof, and incorporated herein by reference.

          (2) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (No. 0-22669) and incorporated herein by reference.

          (3) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (No. 0-22669) and incorporated herein by reference.

          (4) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (No. 0-22669) and incorporated herein by reference.

          (5) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 0-22669) and incorporated herein by reference.

          (6) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (No. 0-22669) and incorporated herein by reference.

          (7) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 0-22669) and incorporated herein by reference.

          (8) Previously filed with the Registrant's Form S-8 filed on June 21, 2000 and incorporated herein by reference.

          (9) Previously filed with the Registrant's Form S-8 filed on May 21, 1999 and incorporated herein by reference.

          (10) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (No. 0-22669) and incorporated herein by reference.

          (11) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (No. 0-22669) and incorporated herein by reference.

          (12) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 0-22669) and incorporated herein by reference.

          (13) Previously filed with the Registrant's Current Report on Form 8-K filed on November 21, 2000 and incorporated herein by reference.

          (14) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (No. 0-22669) and incorporated herein by reference.

          (15) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 0-22669) and incorporated herein by reference.

          * The Registrant has been granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

          # Indicates management contract or compensatory plan or arrangement.

(d)     Financial Statement Schedules See Item 14 (a) (2).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 15, 2001.

                                      By: /s/ STUART J.M. COLLINSON
                                          -------------------------------------
                                          Stuart J.M. Collinson
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                SIGNATURE                                            TITLE                                DATE
                ---------                                            -----                                ----
        /s/ STUART J.M. COLLINSON                    President, Chief Executive Officer               March 15, 2001
-----------------------------------------                 and Chairman of the Board
      Stuart J.M. Collinson, Ph.D.                     (Principal Executive Officer)


         /s/ JOHN R. PASHKOWKSY                     Vice President, Finance and Treasurer             March 15, 2001
-----------------------------------------                  (Principal Financial and
           John R. Pashkowsky                                   Accounting Officer)



           /s/ JAMES C. BLAIR                                        Director                         March 15, 2001
-----------------------------------------
          James C. Blair, Ph.D.



          /s/ JOHN D. MENDLEIN                                       Director                         March 15, 2001
-----------------------------------------
      John D. Mendlein, Ph.D., J.D.



        /s/ HUGH Y. RIENHOFF, JR.                                    Director                         March 15, 2001
-----------------------------------------
       Hugh Y. Rienhoff, Jr., M.D.



           /s/ ROY A. WHITFIELD                                       Director                        March 15, 2001
-----------------------------------------
            Roy A. Whitfield


          /s/ WENDELL WIERENGA                                       Director                         March 15, 2001
-----------------------------------------
         Wendell Wierenga, Ph.D.


        /s/ TIMOTHY J. WOLLAEGER                                     Director                         March 15, 2001
-----------------------------------------
          Timothy J. Wollaeger

                         AURORA BIOSCIENCES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                               ----
Report of Ernst & Young LLP, Independent Auditors ..........................................................    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ...............................................    F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 .................    F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 .......    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .................    F-6

Notes to Consolidated Financial Statements .................................................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aurora Biosciences Corporation

We have audited the accompanying consolidated balance sheets of Aurora Biosciences Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Biosciences Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                   ERNST & YOUNG LLP

San Diego, California

January 26, 2001, except for
paragraph 3 of Note 1 and
Note 12, as to which the date is
March 1, 2001

                         AURORA BIOSCIENCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                    --------------------------------
                                                                                         2000                1999
                                                                                    -------------      -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                        $  23,093,206      $  16,049,590
   Investment securities, available-for-sale                                           82,067,909         20,683,696
   Accounts receivable                                                                 20,296,917          5,284,135
   Notes receivable from officers and employees                                            50,000             50,000
   Prepaid expenses                                                                       855,259          1,443,840
   Other current assets                                                                 4,893,472          1,629,801
                                                                                    -------------      -------------
      Total current assets                                                            131,256,763         45,141,062
Equipment, furniture and leaseholds, net                                               13,110,123         11,902,464
Notes receivable from officers and employees                                              262,000            115,000
Restricted cash                                                                           333,333            669,810
Other assets                                                                           11,339,703          6,178,840
                                                                                    -------------      -------------
      Total assets                                                                  $ 156,301,922      $  64,007,176
                                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $   4,665,862      $   3,872,176
    Accrued compensation                                                                3,318,969          2,222,167
    Other current liabilities                                                           2,294,342            445,464
    Unearned revenue                                                                   15,603,201         10,214,848
    Capital lease and loan obligations, current portion                                 2,375,563          2,497,046
                                                                                    -------------      -------------
      Total current liabilities                                                        28,257,937         19,251,701

Capital lease and loan obligations, less current portion                                3,381,484          4,342,726

Commitments

Stockholders' equity:
    Preferred stock, $.001 par value; 7,500,000 shares authorized and no shares
     issued and outstanding                                                                    --                 --
    Common stock, $.001 par value; 50,000,000 shares authorized, 20,716,841 and
     17,499,723 shares issued and outstanding at December 31, 2000 and 1999,
     respectively                                                                          20,717             17,500
   Additional paid-in capital                                                         141,849,282         63,267,793
   Accumulated other comprehensive income (loss)                                          546,274            (48,567)
   Deferred compensation                                                                 (113,333)          (830,112)
   Accumulated deficit                                                                (17,640,439)       (21,993,865)
                                                                                    -------------      -------------
      Total stockholders' equity                                                      124,662,501         40,412,749
                                                                                    =============      =============
      Total liabilities and stockholders' equity                                    $ 156,301,922      $  64,007,176
                                                                                    =============      =============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          2000              1999              1998
                                                      ------------      ------------      ------------
Revenue                                               $ 63,790,611      $ 50,521,461      $ 26,557,888

Operating expenses:

    Cost of revenue                                     34,110,155        27,941,512        23,814,409
    Research and development                            14,368,497        11,593,538        17,145,787
    Selling, general and administrative                 14,923,327        11,932,950         6,103,808
                                                      ------------      ------------      ------------
       Total operating expenses                         63,401,979        51,468,000        47,064,004
                                                      ------------      ------------      ------------

Income (loss) from operations                              388,632          (946,539)      (20,506,116)

Interest income                                          6,571,332         1,545,091         2,444,836
Interest expense                                          (658,402)         (690,869)         (645,395)
Loss on investment due to decline in value deemed
   other-than-temporary                                 (1,369,136)               --                --
                                                      ------------      ------------      ------------
Income (loss) before income taxes                        4,932,426           (92,317)      (18,706,675)
Income taxes                                              (579,000)         (117,000)               --
                                                      ------------      ------------      ------------
Net income (loss)                                     $  4,353,426      $   (209,317)     $(18,706,675)
                                                      ============      ============      ============

Basic income (loss) per share                         $       0.22      $      (0.01)     $      (1.15)
                                                      ============      ============      ============
Diluted income (loss) per share                       $       0.20      $      (0.01)     $      (1.15)
                                                      ============      ============      ============

Shares used in computing:

   Basic income (loss) per share                        19,911,001        17,019,195        16,336,286
                                                      ============      ============      ============
   Diluted income (loss) per share                      22,206,792        17,019,195        16,336,286
                                                      ============      ============      ============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000



                                                                                                                    ACCUMULATED
                                                              COMMON STOCK                      ADDITIONAL             OTHER
                                                    ----------------------------------           PAID-IN           COMPREHENSIVE
                                                       SHARES               AMOUNT                CAPITAL          INCOME (LOSS)
                                                    -------------        -------------        -------------        -------------
Balance at December 31, 1997                           17,032,885        $      17,033        $  60,497,472        $          --
   Issuance of common stock, net                          173,450                  173              617,962                   --
   Issuance of common stock for acquired
     technology                                            75,000                   75              569,456                   --
   Repurchases of common stock                           (208,335)                (208)             (24,436)                  --
   Compensation related to stock and
     stock options                                             --                   --              (57,160)                  --
   Amortization of deferred compensation                       --                   --                   --                   --
   Net loss                                                    --                   --                   --                   --
                                                    -------------        -------------        -------------        -------------
Balance at December 31, 1998                           17,073,000               17,073           61,603,294                   --
   Issuance of common stock, net                          448,416                  449            2,243,932                   --
   Repurchases of common stock                            (21,693)                 (22)              (2,671)                  --
   Compensation related to stock and
     stock options                                             --                   --             (576,762)                  --
   Amortization of deferred compensation                       --                   --                   --                   --
   Net loss                                                    --                   --                   --                   --
   Unrealized loss from investments                            --                   --                   --              (48,567)

     Comprehensive income
                                                    -------------        -------------        -------------        -------------
Balance at December 31, 1999                           17,499,723               17,500           63,267,793              (48,567)
   Issuance of common stock, net                        3,218,513                3,218           78,715,199                   --
   Repurchases of common stock                             (1,395)                  (1)                (286)                  --
   Compensation related to stock and stock
     options                                                   --                   --             (133,424)                  --
   Amortization of deferred compensation                       --                   --                   --                   --
   Net income                                                  --                   --                   --                   --
   Unrealized gain from investments                            --                   --                   --              594,841

     Comprehensive income
                                                    -------------        -------------        -------------        -------------
Balance at December 31, 2000                           20,716,841        $      20,717        $ 141,849,282        $     546,274
                                                    =============        =============        =============        =============


                                                                                                    TOTAL
                                                        DEFERRED             ACCUMULATED         STOCKHOLDERS'
                                                      COMPENSATION            DEFICIT           EQUITY (DEFICIT)
                                                      -------------        -------------       ----------------
Balance at December 31, 1997                          $  (3,072,560)       $  (3,077,873)       $  54,364,072
   Issuance of common stock, net                                 --                   --              618,135
   Issuance of common stock for acquired
     technology                                                  --                   --              569,531
   Repurchases of common stock                                   --                   --              (24,644)
   Compensation related to stock and
     stock options                                           57,160                   --                   --
   Amortization of deferred compensation                    774,794                   --              774,794
   Net loss                                                      --          (18,706,675)         (18,706,675)
                                                      -------------        -------------        -------------
Balance at December 31, 1998                             (2,240,606)         (21,784,548)          37,595,213
   Issuance of common stock, net                                 --                   --            2,244,381
   Repurchases of common stock                                   --                   --               (2,693)
   Compensation related to stock and
     stock options                                          576,762                   --                   --
   Amortization of deferred compensation                    833,732                   --              833,732
   Net loss                                                      --             (209,317)            (209,317)
   Unrealized loss from investments                              --                   --              (48,567)
                                                                                                -------------
     Comprehensive income                                                                            (257,884)
                                                      -------------        -------------        -------------
Balance at December 31, 1999                               (830,112)         (21,993,865)          40,412,749
   Issuance of common stock, net                                 --                   --           78,718,417
   Repurchases of common stock                                   --                   --                 (287)
   Compensation related to stock and stock
     options                                                133,424                   --                   --
   Amortization of deferred compensation                    583,355                   --              583,355
   Net income                                                    --            4,353,426            4,353,426
   Unrealized gain from investments                              --                   --              594,841
                                                                                                -------------
     Comprehensive income                                                                           4,948,267
                                                      -------------        -------------        -------------
Balance at December 31, 2000                          $    (113,333)       $ (17,640,439)       $ 124,662,501
                                                      =============        =============        =============



                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                      2000                1999                 1998
                                                                  ------------        ------------        ------------
Operating activities:

Net income (loss)                                                 $  4,353,426        $   (209,317)       $(18,706,675)
Adjustments to reconcile net income (loss)
   to net cash provided by
   (used in) operating activities:

   Depreciation and amortization                                     3,412,641           3,236,028           2,421,986
   Amortization of deferred compensation                               583,355             833,732             774,794
   Other non-cash items, net                                           377,549            (184,000)            569,531
   Changes in operating assets and liabilities:

     Accounts receivable                                           (15,012,782)         (1,533,844)           (543,125)
     Prepaid expenses and other current assets                      (2,675,090)         (1,186,965)           (260,329)
     Other assets                                                   (1,860,865)         (1,931,787)         (1,492,645)
     Accounts payable and accrued compensation                       1,890,488           2,302,457           2,401,088
     Other current liabilities                                       1,848,878              53,770             163,916
     Unearned revenue                                                5,388,353           7,774,015             116,832
     Other noncurrent liabilities                                           --                  --            (154,346)
                                                                  ------------        ------------        ------------
Net cash provided by (used in) operating activities                 (1,694,047)          9,154,089         (14,708,973)
Investing activities:
   Purchases of short-term investments                             (90,772,401)        (10,893,919)        (23,015,257)
   Sales and maturities of short-term investments                   29,783,030           8,709,647          30,205,000
   Purchases of property and equipment                              (4,044,483)         (1,587,219)         (2,840,514)
   Notes receivable from officers and employees                       (232,000)            235,000            (130,000)
   Restricted cash                                                     336,477             426,224             215,889
   Other assets                                                     (3,099,997)                 --          (2,436,279)
                                                                  ------------        ------------        ------------
Net cash provided by (used in) investing activities                (68,029,374)         (3,110,267)          1,998,839
Financing activities:
   Issuance of common stock, net                                    78,440,714           2,145,688             593,491
   Proceeds from capital lease and loan obligations                  1,129,887             619,225                  --
   Principal payments on capital lease and loan obligations         (2,803,564)         (2,293,395)         (1,517,797)
                                                                  ------------        ------------        ------------
Net cash provided by (used in) financing activities                 76,767,037             471,518            (924,306)
                                                                  ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents                 7,043,616           6,515,340         (13,634,440)
Cash and cash equivalents at beginning of year                      16,049,590           9,534,250          23,168,690
                                                                  ============        ============        ============
Cash and cash equivalents at end of year                          $ 23,093,206        $ 16,049,590        $  9,534,250
                                                                  ============        ============        ============

Supplemental disclosure of cash flow information:

  Interest paid                                                   $    658,402        $    690,869        $    645,395
                                                                  ============        ============        ============

  Income taxes paid                                               $    141,530        $         --        $         --
                                                                  ============        ============        ============


Supplemental schedule of non-cash investing and financing activities:

   Property and equipment acquired under
    capital leases and loans                                      $    590,952        $  1,701,489        $  3,755,413
                                                                  ============        ============        ============


                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Aurora Biosciences Corporation ("Aurora" or the "Company") was incorporated in California on May 8, 1995 and subsequently re-incorporated in Delaware on January 22, 1996. The Company combines innovative biotechnology with its novel, high technology, automation and software to provide solutions to challenges in drug discovery for the pharmaceutical and biotechnology industries. Aurora's core technologies include a broad portfolio of proprietary fluorescence assay technologies; its functional genomics GenomeScreen(TM) program; as well as its ultra-high throughput screening system ("UHTSS(TM) Platform") and subsystems to miniaturize and automate assays derived from those technologies within a computer-controlled integrated system, capable of searching through expansive libraries of compounds to identify those that might lead to new medicines.

To date, the Company's revenue has been generated from a limited number of customers in the biotechnology and pharmaceutical industries in the U.S. and Europe. In 2000, greater than 10% of the Company's revenue resulted from transactions with each of the following customers: Pfizer, Inc. ("Pfizer") (40%), including Warner-Lambert, which Pfizer acquired in 2000, and Merck & Co., Inc. ("Merck") (18%). The loss of such customers could have a material adverse impact on the Company.

BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Aurora and its wholly-owned subsidiary, Quorum Sciences, Inc. (see Note 11). The acquisition of Quorum Sciences constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Quorum Sciences as though it had been a part of Aurora since Quorum Sciences' inception on April 6, 1998. There were no transactions between Aurora and Quorum Sciences prior to the combination. Certain reclassifications were made to the Quorum Sciences financial statements to conform to Aurora's presentations. All significant intercompany accounts and transactions have been eliminated. The financial statements do not reflect the consolidation of PanVera Corporation with those of the Company as such acquisition, which was accounted for as a pooling-of-interests, was completed subsequent to December 31, 2000.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. Management has classified the Company's cash equivalents and investment securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss). The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses are also included in interest income. Declines in value judged to be other-than-temporary are identified separately from interest income. The cost of securities sold is based on the specific identification method.

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

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



OTHER ASSETS

Equity investments in closely-held companies, in which the Company maintains an ownership interest of less than twenty percent, are carried at cost and are reviewed quarterly for impairment. Patents are carried at cost and amortized using the straight-line method over the expected useful lives, which are estimated to be four to eight years. Chemical compounds are carried at cost and amortized over the expected useful lives, which are estimated to be five years from the date of first usage of the compound.

LONG-LIVED ASSETS

The Company investigates potential impairments of its long-lived assets when there is evidence that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company has not identified any such losses to date.

WARRANTY RESERVE

Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

STOCK OPTIONS

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. Option grants to non-employees are valued in accordance with SFAS 123 and EITF 96-18 and are periodically re-measured and expensed at fair value as services are performed.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transaction Involving Stock Compensation", an interpretation of APB 25 ("FIN 44" or the "Interpretation"). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Management believes the Company's accounting for its stock options is in compliance with the guidelines provided in FIN 44 and, therefore, the adoption of FIN 44 did not affect the Company's results of operations.

REVENUE RECOGNITION

The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on the interpretations and practices developed by the Securities and Exchange Commission. The Company generates revenue through its UHTSS syndicate customers, licensing agreements, equipment sales, collaborative research and development agreements and screening services. Many of the Company's agreements contain multiple elements, including downstream milestone and royalty obligations.

Certain of the Company's multiple element agreements, which include the sale of products, licenses and services, may be combined with the purchase by the Company of stock in the collaborator. The Company believes that the value assigned to each of the elements in such agreements represent the fair value of each element at the date of the agreement, and the amounts charged by the Company for the products, licenses and services are comparable to what the Company would have charged had it not purchased stock in the collaborator.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company's performance obligations under the agreement.

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Revenue generated by UHTSS syndicate customer agreements, which the Company entered into during 1996 and 1997, consist primarily of funded research and development, licenses and milestones relating to the development of the UHTSS and screening services. The Company recognizes each of these components in accordance with the appropriate methodology described below. The Company also uses this same revenue recognition methodology for all other contract agreements.

Revenue from funded research and development is recognized ratably over the term of the agreement, and the Company believes that such recognition approximates the costs incurred to perform the research and development. The Company does not have an obligation to refund, nor does there exist the presumption of an obligation to refund research and development payments.

Revenue from licenses are recognized over the period of the license. If the license is perpetual and the payment is nonrefundable and non-creditable, the fee is recognized when the license is issued, unless the license pertains to ongoing collaborative efforts, in which case the license revenue is amortized over the collaborative period.

Revenue from assay development, screening and other services is recognized as the services are performed or ratably over the service period if the Company believes such method will approximate the expense being incurred. Revenue from upfront fees is deferred and recognized over the service period. Advance payments received in excess of amounts earned through performance are classified as unearned revenue and totaled $15.6 million and $10.2 million at December 31, 2000 and 1999, respectively.

Revenue from equipment sales under short-term production contracts is recognized upon shipment of the equipment. Revenue from equipment sales under long-term production contracts is recognized using the percentage of completion method, measured based on costs incurred to-date compared to estimated costs at completion. As of December 31, 2000, revenue recognized exceeded billings on long-term production contracts by $10.1 million and such amount is included in accounts receivable in the accompanying balance sheet.

Revenue under cost reimbursement contracts is recognized as the related costs are incurred.

RESEARCH AND DEVELOPMENT EXPENSE

All research and development costs are expensed in the period incurred. Customer-sponsored research and development expenses totaled approximately $6.8 million, $4.6 million and $5.7 million in 2000, 1999 and 1998, respectively. Revenue from customer-sponsored research and development totaled approximately $20.4 million, $24.8 million and $11.1 million in 2000, 1999 and 1998, respectively. Company-sponsored research and development expenses totaled approximately $7.6 million, $7.0 million and $11.4 million in 2000, 1999 and 1998, respectively.

INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), basic income (loss) per share is calculated based upon the weighted average shares of common stock outstanding during the period, and excludes any dilutive effects of options, warrants and convertible securities. In 2000, diluted income per share also gives effect to all potential dilutive common shares outstanding during the period. In 1999 and 1998, all potential dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, Segment Information ("SFAS 131"), requires disclosure of certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not reported segment information because the Company operates in only one business segment.

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

2. CASH EQUIVALENTS AND INVESTMENT SECURITIES

A summary of cash equivalents and available-for-sale investment securities is shown below:


                                                                               GROSS            GROSS
                                                                            UNREALIZED        UNREALIZED      ESTIMATED FAIR
DECEMBER 31, 2000                                           COST               GAINS            LOSSES            VALUE
                                                        ------------       ------------      ------------     --------------
Money market funds                                      $  2,689,644       $         --      $         --      $  2,689,644
U.S. government and agency securities                     18,342,723             29,390             2,723        18,369,390
U.S. corporate securities                                 77,075,426            408,544            88,936        77,395,034
                                                        ------------       ------------      ------------      ------------
   Total debt securities                                  98,107,793            437,934            91,659        98,454,068
Equity securities                                            630,864                 --                --           630,864
                                                        ------------       ------------      ------------      ------------
   Total debt and equity securities                       98,738,657            437,934            91,659        99,084,932
Less amounts classified as cash equivalents              (17,017,023)                --                --       (17,017,023)
                                                        ============       ============      ============      ============
   Total investment securities, available-for-sale      $ 81,721,634       $    437,934      $     91,659      $ 82,067,909
                                                        ============       ============      ============      ============

DECEMBER 31, 1999

Money market funds                                      $  4,622,220       $         --      $         --      $  4,622,220
U.S. government and agency securities                      9,934,933                220             3,096         9,932,057
U.S. corporate securities                                 15,944,345                203            45,894        15,898,654
                                                        ------------       ------------      ------------      ------------
   Total debt securities                                  30,501,498                423            48,990        30,452,931
Less amounts classified as cash equivalents               (9,769,235)                --                --        (9,769,235)
                                                        ============       ============      ============      ============
   Total investment securities, available-for-sale      $ 20,732,263       $        423      $     48,990      $ 20,683,696
                                                        ============       ============      ============      ============

Realized gains or losses on sales of available-for-sale securities were not significant in 2000, 1999 and 1998. The Company recognized a loss of $1,369,000 in 2000 related to a net write-down of its investment in Maxim Pharmaceuticals to its fair market value as of December 31, 2000. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in comprehensive income totaled $346,275, net of tax, in 2000. The estimated fair value of available-for-sale debt securities as of December 31, 2000 by contractual maturity is as follows: $24.0 million due within one year and $74.5 million due in one to two years.

3. NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

Notes receivable from officers and employees generally consist of relocation and housing loans to assist in the relocation of new employees. These notes are generally secured by a deed of trust on the individual's principal residence. Notes receivable as of December 31, 2000 include two separate loans to officers of the Company of $132,000 and $30,000. The $132,000 note is interest-free and is due in 2003. The $30,000 note is interest-free and is due in 2003, but will be forgiven in $15,000 increments during 2001 and 2002 provided that such officer remains an employee of the Company.

4. BALANCE SHEET DETAILS

Accounts receivable includes unbilled amounts totaling $11,665,935 and $3,465,264 at December 31, 2000 and 1999, respectively. Unbilled receivables represent amounts due from customers that will be billed at future dates in accordance with contract terms. The unbilled receivables at December 31, 2000 are expected to be billed and collected within one year.

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Equipment, furniture and leaseholds consists of the following:


                                                                          DECEMBER 31,
                                                                ----------------------------------
                                                                   2000                   1999
                                                                ------------          ------------
         Scientific equipment                                   $  7,516,211          $  6,312,246
         Office furniture, computers and equipment                 6,861,585             5,135,901
         Leasehold improvements                                    5,688,521             5,335,996
         Construction in process                                   2,974,375             1,636,249
                                                                ------------          ------------
                                                                  23,040,692            18,420,392
         Less accumulated depreciation and amortization           (9,930,569)           (6,517,928)
                                                                ============          ============
                                                                $ 13,110,123          $ 11,902,464
                                                                ============          ============

The cost of equipment, furniture and leaseholds under capital leases and loans at December 31, 2000 and 1999 was $13,190,547 and $11,469,708, respectively. The accumulated depreciation and amortization of equipment, furniture and leaseholds under capital leases and loans at December 31, 2000 and 1999 was $7,197,961 and $5,283,909, respectively.

Other assets consist of the following:

                                                          DECEMBER 31,
                                                -------------------------------
                                                   2000                1999
                                                -----------         -----------
         Chemical compounds                     $ 3,570,112         $ 2,862,494
         Equity investments                       5,700,000           2,400,003
         Patents and licenses                     1,229,303             905,081
         Deposits and other, noncurrent             840,288              11,262
                                                -----------         -----------
                                                $11,339,703         $ 6,178,840
                                                ===========         ===========

The above amounts are net of accumulated amortization of patents, licenses and compounds of $819,601 and $297,173 at December 31, 2000 and 1999, respectively.

5. COMMITMENTS

CONSULTING AGREEMENTS

The Company has entered into various consulting agreements with its Scientific Advisors and others for aggregate minimum annual fees of approximately $140,000 over the next three years. The agreements are cancelable by either party upon 60 or 90 days written notice. During the years ended December 31, 2000, 1999 and 1998, the Company expensed approximately $170,000, $190,000 and $250,000, respectively, of fees and expense reimbursements related to these agreements.

TECHNOLOGY AND LICENSE AGREEMENTS

The Company has entered into various strategic technology and license agreements with third parties pursuant to the development of its screening systems and the synthesis of chemical compounds. These agreements contain varying terms and provisions which require the Company to make payments to the third parties, subject to satisfactory performance by the third parties. Pursuant to these agreements, the Company paid approximately $900,000, $1,700,000 and $1,400,000 in 2000, 1999 and 1998, respectively, and is obligated to pay a total of approximately $4.2 million over the next four years.

The Company has also entered into various license agreements with corporations and academic institutions regarding rights to certain inventions and technologies. Most such agreements may be terminated by the Company with 60 days written notice without significant financial penalty. Pursuant to these agreements, the Company paid approximately $740,000, $520,000 and $1,070,000 in 2000, 1999 and 1998, respectively, and is obligated to pay a total of approximately $1.3 million over the next four years.

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


LEASES AND LOANS

The Company leases its facilities and certain equipment under operating lease agreements which expire at various dates through September 2008. One of the facility lease agreements is secured by a letter of credit totaling $333,333, which is secured by a certificate of deposit. At December 31, 2000, such restricted cash totaling $333,333 was included in noncurrent assets. The letter of credit will be reduced in January 2001 to $148,664 based on a predetermined schedule. Rent expense totaled approximately $1,825,000, $1,595,000 and $1,593,000 in 2000, 1999 and 1998, respectively.

In November 1997, the Company subleased certain of its facilities to a third party under an operating lease which expired in October 1999. Total sublease income in 1999 and 1998 included as a credit to rent expense was $763,000 and $935,000, respectively.

The Company leases certain equipment and improvements under capital lease and loan agreements which expire at various dates through June 2004.

Annual future minimum lease payments for operating and capital leases and loans as of December 31, 2000 are as follows:


                                                                                       CAPITAL LEASES
                                                                OPERATING LEASES          AND LOANS
                                                                ----------------       --------------
         Years ended December 31,
         2001                                                     $  2,307,035          $  2,808,764
         2002                                                        1,983,262             2,519,473
         2003                                                        1,907,633             1,028,069
         2004                                                        1,963,818               100,590
         2005                                                        2,022,801                    --
         Thereafter                                                  5,877,057                    --
                                                                  ------------          ------------
         Total minimum lease and loan payments                    $ 16,061,606             6,456,896
                                                                  ============
         Less amounts representing interest                                                 (699,849)
                                                                                        ------------
         Present value of capital lease and loan payments                                  5,757,047
         Less current portion                                                             (2,375,563)
                                                                                        ------------
         Capital lease and loan obligations, noncurrent                                 $  3,381,484
                                                                                        ============


6. STOCKHOLDERS' EQUITY

COMMON STOCK

Certain shares of common stock have been issued to founders, directors and employees of, and consultants to, the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issue price, any unvested shares in the event of termination of employment or engagement. Shares issued under these agreements generally vest over four years. At December 31, 2000, 2,197 shares of common stock were subject to repurchase by the Company.

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

STOCK OPTION AND PURCHASE PLANS

In 1996, the Company adopted the 1996 Stock Plan (the "Stock Plan"), under which, as amended, 8,000,000 shares of the Company's common stock were reserved for future issuance. The Stock Plan provides for the grant of incentive stock options and stock appreciation rights to employees and nonstatutory stock options and stock

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


purchase rights to employees, directors and consultants. All options granted under the Stock Plan expire not later than ten years from the date of grant and vest and become fully exercisable after not more than five years of continued employment or engagement. Options generally vest over four years, with one-fourth of the shares vesting after one year and the remainder vesting monthly over the next thirty-six months. The exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock on the date of grant, and the exercise price of nonstatutory options may be no less than 85% of the fair market value of the Company's common stock on the date of grant.

In 1997, the Company adopted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), under which 240,000 shares of the Company's common stock were reserved for future issuance. All options granted under the Directors' Plan expire no later than ten years from the date of grant and vest and become fully exercisable after not more than four years of continued service. Initial grants of options issued to date generally vest monthly over four years and annual grants of options issued to date generally vest monthly over one year. The exercise price of each option must be equal to the fair market value of the Company's common stock on the date of grant.

In 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"), under which, as amended, 700,000 shares of the Company's common stock were reserved for future issuance. The Purchase Plan provides for all eligible employees to purchase the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value per share of the Company's common stock on the start date of each overlapping two-year offering period or on the date on which each semi-annual purchase period ends. At December 31, 2000, 644,179 shares of common stock have been issued pursuant to the Purchase Plan.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and has been determined as set forth below as if the Company had accounted for stock options and shares issued under the Purchase Plan under the fair value method of SFAS 123. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rates of 4.69%, 6.57% and 4.59%, respectively; no annual dividends; volatility factor of 100%, 60% and 60%, respectively; and an expected option life of five years. The weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $34.32, $4.44 and $4.15, respectively.

Shares issued under the Purchase Plan were valued based upon the difference, if any, between the market value of the stock and the purchase price of the shares on the date of purchase. The weighted-average fair value on the date of purchase for stock purchased under this plan was $3.64, $5.32 and $5.32 in 2000, 1999 and 1998, respectively.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' respective vesting periods and the estimated fair value of shares issued under the Purchase Plan are amortized to expense over the respective offering periods. If compensation cost for the Company's Stock and Purchase plans had been determined based on the fair value at the grant date as defined by SFAS 123, the Company's pro forma results for 2000, 1999 and 1998 would have been as follows:

                                                              2000               1999                1998
                                                        --------------      --------------      --------------
         Pro forma loss                                 $   (8,992,321)     $   (4,392,250)     $  (19,640,557)

         Pro forma basic and diluted loss per share     $        (0.45)     $        (0.26)     $        (1.20)


The following table summarizes stock option activity under the Stock Plan and Directors' Plan and related information through December 31, 2000:


                                                                               WEIGHTED-AVERAGE
                                                     NUMBER OF OPTIONS          EXERCISE PRICE
                                                     -----------------         ----------------
         Outstanding at December 31, 1997                1,106,420                $     5.90
         Granted                                         2,945,830                $     7.33
         Exercised                                         (30,409)               $     1.40
         Cancelled                                      (1,277,351)               $    10.78
                                                        ----------
         Outstanding at December 31, 1998                2,744,490                $     5.23
         Granted                                         1,350,070                $     8.20

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Exercised                                        (237,994)               $     3.57
         Cancelled                                        (334,754)               $     6.36
                                                        ----------
         Outstanding at December 31, 1999                3,521,812                $     6.38
         Granted                                         1,498,706                $    46.51
         Exercised                                      (1,058,027)               $     5.24
         Cancelled                                        (319,237)               $    11.29
                                                        ==========
         Outstanding at December 31, 2000                3,643,254                $    22.40
                                                        ==========

At December 31, 2000, 2,919,435 shares remain available for grant under the Stock and Directors' Plans.

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

The following table summarizes information about stock options outstanding under the Company's Stock and Directors' Plans at December 31, 2000:


                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                      -----------------------------------------------------------     ------------------------------------
                                           WEIGHTED-AVERAGE
                                               REMAINING
RANGE OF EXERCISE                             CONTRACTUAL        WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
     PRICES           NUMBER OF OPTIONS           LIFE            EXERCISE PRICE      NUMBER OF OPTIONS    EXERCISE PRICE
-----------------     -----------------   -------------------    ----------------     -----------------   ----------------
$ 0.09 - $ 5.25             646,110               7.03               $    4.35             335,429            $    3.84
$ 5.34 - $ 6.72             785,299               8.20               $    6.13             278,117            $    6.14
$ 7.13 - $23.06             818,103               8.33               $   10.28             245,710            $    9.32
$26.50 - $36.50             722,750               9.20               $   34.78                  --                   --
$36.88 - $122.50            670,992               9.46               $   60.28              10,835            $   38.19
                         ----------                                                     ----------
$ 0.09 - $122.50          3,643,254               8.45               $   22.40             870,091            $    6.55
                         ==========                                                     ==========


COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:


         Common stock and stock options under 1996 Stock Plan          6,388,167
         Common stock under Employee Stock Purchase Plan                  55,821
         Stock options under Directors' Plan                             170,168
         Other                                                               417
                                                                       ---------
                                                                       6,614,573
                                                                       =========


7. INCOME TAXES

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:


                                                                                      YEARS ENDED DECEMBER 31,
                                                                          2000                  1999                  1998
                                                                       -----------           -----------           -----------
         Federal income taxes (benefit)                                $ 2,780,000           $    94,000           $(6,528,000)
         State income tax, net of federal benefit                          255,000                 1,000                    --
         Tax effect of permanent differences                                54,000               330,000               414,000
         Alternative minimum taxes                                         274,000               116,000                    --
         Increase (decrease) in valuation allowance and other           (2,784,000)             (424,000)            6,114,000
                                                                       -----------           -----------           -----------
                                                                       $   579,000           $   117,000           $        --
                                                                       ===========           ===========           ===========

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The provision for income taxes attributable to continuing operations consisted of current federal income taxes of $230,000 and $116,000 in 2000 and 1999, respectively, and current state income taxes of $349,000 and $1,000 in 2000 and 1999, respectively.

The Company had federal and California tax net operating loss carryforwards at December 31, 2000 of approximately $53.8 million and $41.1 million, respectively. The net operating loss carryforwards are a result of stock option deductions and the benefit of these net operating loss carryforwards will be credited to equity when realized. The federal and California tax loss carryforwards will begin to expire in 2018 and 2004, respectively. The Company also had federal and California research tax credit carryforwards of approximately $670,000 and $431,000, respectively, which will begin to expire in 2011 unless previously utilized. The Company also had a California manufacturer's investment tax credit carryforward of approximately $351,000, which will begin to expire in 2005 unless previously utilized. The Company has federal and California alternative minimum tax credit carryforwards of approximately $101,000 and $8,200, respectively, which may be carried forward indefinitely.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss and credit carryforwards may be substantially limited because of cumulative changes in the Company's ownership of more than 50%. However, the Company does not believe such limitations will have a material impact upon the utilization of these carryforwards.

Significant components of the Company's net deferred tax assets as of December 31, 2000 and 1999 are shown below. Valuation allowances of $27,995,000 and $9,039,000 at December 31, 2000 and 1999, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain.


                                                                               DECEMBER 31,
                                                                  -----------------------------------
                                                                      2000                   1999
                                                                  ------------           ------------
         Deferred tax assets:
            Net operating loss carryforwards                      $ 21,208,000           $  4,571,000
            Deferred revenue                                         4,128,000              2,402,000
            Tax credit carryforwards                                 1,222,000              1,154,000
            Capitalized research and development                       682,000                779,000
            Other, net                                               1,430,000                865,000
                                                                  ------------           ------------
            Total deferred tax assets                               28,670,000              9,771,000
         Deferred tax liability:
            Depreciation                                              (675,000)              (732,000)
                                                                  ------------           ------------
         Net deferred tax assets                                    27,995,000              9,039,000
         Valuation allowance for net deferred tax assets           (27,995,000)            (9,039,000)
                                                                  ------------           ------------
         Net deferred taxes                                       $         --           $         --
                                                                  ============           ============


8. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:


                                                                           YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2000              1999             1998
                                                               ------------     ------------      ------------
         Numerator:

           Net income (loss)                                   $  4,353,426     $   (209,317)     $(18,706,675)
                                                               ============     ============      ============

         Denominator:
           Shares used in basic income (loss) per share
             computations - weighted average common shares
             outstanding                                         19,911,001       17,019,195        16,336,286
           Effect of dilutive securities:

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



              Nonvested common stock                                 30,482               --                --
              Common stock options                                2,265,309               --                --
                                                               ------------     ------------      ------------

           Shares used in diluted income (loss) per share
             computations                                        22,206,792       17,019,195        16,336,286
                                                               ============     ============      ============

For additional disclosures regarding nonvested common stock and common stock options, see Note 6.

Basic income (loss) per share excludes the weighted average effects of the Company's nonvested common stock totaling 30,482, 184,628 and 693,861 shares for the years ended December 31, 2000, 1999 and 1998, respectively. Nonvested common stock is not included in basic income (loss) per share until the time-based vesting restrictions have lapsed.

Options to purchase 3,519,003 and 2,744,490 shares of common stock and 84,666 and 349,428 shares of nonvested common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

9. 401(K) RETIREMENT SAVINGS PLAN

In 1996, the Company adopted a 401(k) Retirement Savings Plan (the "Plan") covering substantially all employees who have completed certain service requirements. Participants may contribute a portion of their compensation to the Plan through payroll deductions. The Company paid Plan expenses totaling $6,700, $7,000 and $6,000 in 2000, 1999 and 1998, respectively. Company matching contributions, if any, are determined by the Company at its sole discretion. Company contributions under the Plan totaled $270,000, $167,000 and $120,000 in 2000, 1999 and 1998, respectively.

10. COLLABORATIVE AGREEMENTS

The Company has entered into the following collaborative agreements:

ULTRA-HIGH THROUGHPUT SCREENING SYSTEM AND SCREEN DEVELOPMENT AGREEMENTS

The Company entered into collaborative agreements (the "Agreements") with BMS and Eli Lilly and Company, Inc. ("Lilly") in 1996, Warner-Lambert (acquired by Pfizer in 2000), Merck in 1997, and Pfizer in 1999 (collectively, the "Collaborators") regarding the development and installation of the Company's UHTSS Platform at each of the Collaborators. Under the terms of each of the Agreements, the Company is required to develop and separately install three modules to be integrated into one complete UHTSS Platform. In return, the Collaborators are obligated to make certain payments to the Company in the form of delivery or installation payments, and ongoing research and co-development funding. The Company is obligated to provide service and support for each installed UHTSS Platform for a limited period of time. Installation of the UHTSS Platform at BMS was completed in December 2000. The UHTSS Platforms for the remaining Collaborators are expected to be installed in 2001.

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

In November 1999, the Company and Lilly agreed to amend their collaborative research and license agreement and discontinue further development of Lilly's UHTSS Platform. The companies continued their collaborative screen development program and Lilly extended its license to certain of the Company's technologies as part of the amendment.

The Company entered into agreements with Warner-Lambert in 1998 and Pfizer in 1999 to develop an automated master compound storage ("AMCS") system for long-term housing of chemical and biological compounds.

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SCREENING SERVICES AGREEMENTS

Aurora has entered into drug discovery collaborations with Allergan, the Cystic Fibrosis Foundation, Families of Spinal Muscular Atrophy and the Hereditary Disease Foundation. The Company has also entered into agreements with Warner-Lambert, Becton Dickinson and Company and Merck to provide functional genomics services using the Company's GenomeScreen technology. In addition, Aurora has entered into agreements in the area of ion channel drug discovery with certain UHTSS Collaborators, GlaxoSmithKline, the Pharmaceutical Division of American Home Products, R.W. Johnson Pharmaceutical Research Institute and Janssen Research Foundation, Organon and Senomyx. Under these agreements, the Company will develop assays, deliver instrumentation and provide ongoing scientific and technical support related to ion channels.

The Company intends to continue to enter into such agreements to provide services. Such agreements vary in length and size, however, under these agreements, the Company is required to develop screening assays and to perform screening services. The customer is obligated to make certain payments to the Company in the form of development payments and fees for screening services. Generally, the customer is also required to make certain milestones and royalty payments to Aurora in the event of development and commercialization of a compound identified using a screen developed by Aurora.

11. BUSINESS COMBINATIONS

In October 2000, Aurora acquired Quorum Sciences, Inc., a development stage biotechnology company incorporated in April 1998. Quorum Sciences is developing anti-infective technology based upon the disruption of chemical signaling between bacteria cells. The merger was effected by exchanging 76,924 shares of Aurora common stock for all of the outstanding common stock of Quorum Sciences. Each share of Quorum Sciences was exchanged for approximately 0.028 of one share of Aurora common stock. In addition, outstanding Quorum Sciences stock options were converted at the same exchange factor into options to purchase 4,354 shares of Aurora common stock.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:


                                                             Years ended December 31,
                                                 ------------------------------------------------
                                                     2000              1999              1998
                                                 ------------      ------------      ------------
         Revenue:

            Aurora                               $ 63,364,614      $ 50,324,301      $ 26,537,888
            Quorum Sciences                           425,997           197,160            20,000
                                                 ------------      ------------      ------------
              Combined                           $ 63,790,611      $ 50,521,461      $ 26,557,888
                                                 ============      ============      ============

         Net income (loss):

            Aurora                               $  4,653,387      $    151,919      $(18,653,118)
            Quorum Sciences                          (299,961)         (361,236)          (53,557)
                                                 ------------      ------------      ------------
            Combined                             $  4,353,426      $   (209,317)     $(18,706,675)
                                                 ============      ============      ============

         Basic net income (loss) per share
            Aurora                               $       0.23      $       0.01      $      (1.14)
            Quorum Sciences                      $      (6.40)     $      (6.94)     $      (2.22)

         Diluted net income (loss) per share
            Aurora                               $       0.21      $       0.01      $      (1.14)
            Quorum Sciences                      $      (6.40)     $      (6.94)     $      (2.22)

12. SUBSEQUENT EVENT

In March 2001, Aurora completed a merger with PanVera Corporation, a biotechnology company based in Madison, Wisconsin, engaged in manufacturing and marketing protein drug targets and drug screening assays for high-throughput screening. Aurora acquired all of PanVera's outstanding common stock in a tax-free, stock for stock transaction, for 1,900,000 shares of Aurora common stock. The transaction will be accounted for using the pooling-

                         AURORA BIOSCIENCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of-interests method. The unaudited pro forma combined historical results of operations, including the results of Aurora for fiscal years ended December 31 and PanVera for fiscal years ended September 30, are as follows:


                                                           Fiscal years ended December 31,
                                                 -----------------------------------------------------
                                                      2000               1999                1998
                                                 --------------     --------------      --------------
         Revenue                                 $   75,155,509     $   58,327,071      $   33,510,804
         Net income (loss)                       $    4,917,916     $     (188,168)     $  (17,920,945)
         Basic net income (loss) per share       $         0.23     $        (0.01)     $        (1.00)
         Diluted net income (loss) per share     $         0.20     $        (0.01)     $        (1.00)