Form 10-Q
period 2001-03-31
AURORA BIOSCIENCES CORP
filed 2001-05-11
CIK 1010919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-22669

                         AURORA BIOSCIENCES CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 33-0669859
----------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  11010 Torreyana Road, San Diego, CA                       92121
----------------------------------------    ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
             Class                                          April 30, 2001
             -----                                          --------------
Common Stock, $.001 par value                                 22,606,623

                         AURORA BIOSCIENCES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

         Consolidated Balance Sheets - March 31, 2001 (Unaudited) and
         December 31, 2000.....................................................3

         Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2001 and 2000.........................................4

         Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2001 and 2000.........................................5

         Notes to Consolidated Financial Statements (Unaudited)................6

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9

         ITEM 3. Quantitative and Qualitative Disclosures about Market
         Risk.................................................................13

PART II. OTHER INFORMATION

         ITEM 2. Changes in Securities and Use of Proceeds....................14

         ITEM 6. Exhibits and Reports on Form 8-K.............................14

SIGNATURE.....................................................................15

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      AURORA BIOSCIENCES CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               -------------       -------------
                                                                                (Unaudited)
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                    $  10,367,314       $  24,568,825
  Investment securities, available-for-sale                                       91,946,082          82,067,909
  Accounts receivable                                                             20,681,145          21,643,864
  Notes receivable from officers and employees                                        50,000              50,000
  Prepaid expenses                                                                 1,099,081           1,169,259
  Other current assets                                                             6,920,175           5,920,445
                                                                               -------------       -------------
      Total current assets                                                       131,063,797         135,420,302
Equipment, furniture and leaseholds, net                                          20,913,045          15,811,712
Notes receivable from officers and employees                                         262,000             262,000
Restricted cash                                                                    2,512,276           4,925,418
Other assets                                                                      11,169,903          11,835,852
                                                                               -------------       -------------
      Total assets                                                             $ 165,921,021       $ 168,255,284
                                                                               =============       =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   9,542,433       $   6,809,359
  Accrued compensation                                                             2,853,561           3,497,976
  Other current liabilities                                                        2,600,755           2,428,389
  Unearned revenue                                                                12,209,237          15,756,148
  Capital lease and loan obligations, current portion                              2,370,308           2,375,563
  Current installments of long-term notes payable                                    333,147             318,116
                                                                               -------------       -------------
      Total current liabilities                                                   29,909,441          31,185,551

Capital lease and loan obligations, less current portion                           2,809,000           3,381,484
Long-term notes payable, less current installments                                 6,484,102           6,574,482

Stockholders' equity:
  Preferred stock, $.001 par value; 7,500,000 shares authorized
    and no shares issued and outstanding                                                  --                  --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    22,518,606 and 22,356,542 shares issued and outstanding at
    March 31, 2001 and December 31, 2000, respectively                                22,519              22,357
  Additional paid-in capital                                                     145,353,075         144,472,938
  Accumulated other comprehensive income                                             899,880             546,274
  Deferred compensation                                                              (20,753)           (113,333)
  Accumulated deficit                                                            (19,536,243)        (17,814,469)
                                                                               -------------       -------------
      Total stockholders' equity                                                 126,718,478         127,113,767
                                                                               -------------       -------------
      Total liabilities and stockholders' equity                               $ 165,921,021       $ 168,255,284
                                                                               =============       =============

                                              See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                   2001               2000
                                               ------------      ---------------
Revenue                                        $ 17,520,683       $ 15,286,780

Operating expenses:
   Cost of revenue                                9,003,854          8,996,352
   Research and development                       5,843,451          2,955,522
   Selling, general and administrative            5,738,970          4,035,923
                                               ------------       ------------
      Total operating expenses                   20,586,275         15,987,797
                                               ------------       ------------

Loss from operations                             (3,065,592)          (701,017)

Interest and other income                         1,771,119          1,189,659
Interest expense                                   (228,974)          (277,345)
                                               ------------       ------------
Income (loss) before taxes                       (1,523,447)           211,297
Provision for income taxes                         (198,327)           (57,379)
                                               ------------       ------------
Net income (loss)                              $ (1,721,774)      $    153,918
                                               ============       ============

Basic net income (loss) per share              $      (0.08)      $       0.01
                                               ============       ============
Diluted net income (loss) per share            $      (0.08)      $       0.01
                                               ============       ============

Shares used in computing:
   Basic net income (loss) per share             22,437,008         20,320,115
                                               ============       ============
   Diluted net income (loss) per share           22,437,008         23,229,929
                                               ============       ============

                             See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                                $ (1,721,774)      $    153,918
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization                                                      925,431            898,813
   Amortization of deferred compensation                                               92,580            172,471
   Other non-cash items, net                                                           69,354             69,354
   Changes in operating assets and liabilities:
      Accounts receivable                                                             962,719         (5,627,087)
      Prepaid expenses and other current assets                                      (929,552)        (1,815,061)
      Other assets                                                                    667,878           (102,404)
      Accounts payable and accrued compensation                                     2,088,659            331,824
      Other current liabilities                                                       172,366            528,070
      Unearned revenue                                                             (3,546,911)           829,703
                                                                                 ------------       ------------
Net cash used in operating activities                                              (1,219,250)        (4,560,399)

INVESTING ACTIVITIES:
   Purchases of short-term investments                                            (25,831,461)       (45,847,624)
   Sales and maturities of short-term investments                                  16,306,894          8,666,145
   Purchases of property and equipment                                             (6,008,778)          (396,724)
   Restricted cash                                                                  2,413,142             46,954
   Other assets                                                                       (19,915)           (24,975)
                                                                                 ------------       ------------
Net cash used in investing activities                                             (13,140,118)       (37,556,224)

FINANCING ACTIVITIES:
   Issuance of common stock, net                                                      810,945         73,372,108
   Principal payments on notes payable                                                (75,349)           (72,666)
   Proceeds from capital lease and loan obligations                                        --          1,129,887
   Principal payments on capital lease and loan obligations                          (577,739)          (747,176)
                                                                                 ------------       ------------
Net cash provided by financing activities                                             157,857         73,682,153
                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                              (14,201,511)        31,565,530

Cash and cash equivalents at beginning of period                                   24,568,825         16,469,321
                                                                                 ------------       ------------

Cash and cash equivalents at end of period                                       $ 10,367,314       $ 48,034,851
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                    $    199,084       $    351,469
                                                                                 ============       ============
Income taxes paid                                                                $      1,350       $     56,772
                                                                                 ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                             $         --       $     39,391
                                                                                 ============       ============

                                              See accompanying notes.

                         AURORA BIOSCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aurora Biosciences Corporation ("Aurora" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

      In March 2001, Aurora completed a merger with PanVera Corporation, a biotechnology company based in Madison, Wisconsin, engaged in manufacturing and marketing protein drug targets and drug screening assays for high-throughput screening. Aurora acquired all of PanVera's outstanding common stock in a tax-free, stock-for-stock transaction.
      The merger was based upon Aurora issuing or reserving for issuance an aggregate of approximately 1.9 million shares of its common stock to PanVera. Each share of PanVera common stock issued and outstanding prior to the merger was exchanged for approximately 1.3422 shares of Aurora common stock. Upon completion of the merger, the outstanding PanVera stock options became options to purchase shares of Aurora's common stock, at the same exchange ratio of 1.3422. The transaction has been accounted for using the pooling-of-interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of PanVera Corporation as though the merger had been in effect on the dates indicated.

      Prior to the merger, PanVera's fiscal year end was September 30. In accordance with Accounting Principles Board Opinion No. 16, PanVera's results of operations for the three month period ended December 31, 2000 have been added directly to PanVera's retained earnings at December 31, 2000, and excluded from reported fiscal 2000 results of operations. The restated combined balance sheet at December 31, 2000 is based on the individual balance sheets of Aurora and PanVera as of December 31, 2000. For purposes of the restatement of prior period combined results of operations for the three months ended March 31, 2000, PanVera's results of operations for the three months ended December 31, 1999 have been combined with Aurora's results of operations for the three months ended March 31, 2000. During the three months ended March 31, 2001, the combined results of operations include merger-related charges of $1.2 million.

                         AURORA BIOSCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

2.    EFFECT OF NEW ACCOUNTING STANDARD

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. The adoption of the Statement did not have a material impact on the Company's financial position or results of operation.

3.    ACCOUNTS RECEIVABLE

      Included in accounts receivable are unbilled amounts totaling $14,228,853 and $11,665,935 at March 31, 2001 and December 31, 2000, respectively. Unbilled receivables represent amounts due from customers that will be billed at future dates in accordance with contract terms. The unbilled receivables at March 31, 2001 are expected to be billed and collected within one year.

4.    INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted income
      (loss) per share:

                                                                                    Three Months Ended March 31,
                                                                                  -------------------------------
                                                                                      2001               2000
                                                                                  ------------       ------------
      Numerator:

        Net income (loss)                                                         $ (1,721,774)      $    153,918
                                                                                  ============       ============

      Denominator:

        Shares used in basic income (loss) per share computations-weighted
          average common shares outstanding                                         22,437,008         20,320,115


        Effect of dilutive securities:
            Nonvested common stock                                                          --             64,779
            Common stock options                                                            --          2,845,035
                                                                                  ------------       ------------

        Shares used in diluted income (loss) per share
          computations                                                              22,437,008         23,229,929
                                                                                  ============       ============

5.    COMPREHENSIVE LOSS

      Total comprehensive loss was $1,368,168 and $11,038 for the three months ended March 31, 2001 and 2000, respectively. Total comprehensive loss for the three months ended March 31, 2001 and 2000 includes net unrealized gains from investments totaling $353,606 and net unrealized losses from investments totaling $164,956, respectively.

6.    BUSINESS COMBINATION

      In March 2001, Aurora acquired PanVera Corporation (as described more fully in Note 1 above). The results of operations for the separate companies and the combined amounts presented in the interim consolidated financial statements are as follows. The results of operations presented for PanVera for the three months ended March 31, 2000 represent PanVera's first fiscal quarter of the three month period ended December 31, 1999.


                                                      ------------------------------
                                                       Three Months Ended March 31,
                                                          2001               2000
                                                      -----------        -----------
      Revenue:
        Aurora                                        $12,883,821        $12,805,875
        PanVera                                         4,636,862          2,480,905
                                                      -----------        -----------
          Combined                                    $17,520,683        $15,286,780
                                                      ===========        ===========
      Net income (loss):
        Aurora                                        $(1,946,712)       $   (39,266)
        PanVera                                           224,938            193,184
                                                      -----------        -----------
          Combined                                    $(1,721,774)       $   153,918
                                                      ===========        ===========
      Basic net income (loss) per share
        Aurora                                             $(0.09)             $0.00
        PanVera                                             $0.14              $0.12

      Diluted net income (loss) per share
        Aurora                                             $(0.09)             $0.00
        PanVera                                             $0.13              $0.10

7.    SUBSEQUENT EVENT

      On April 30, 2001, Aurora and Vertex Pharmaceuticals Incorporated ("Vertex") announced that they had entered into a definitive agreement whereby Vertex will acquire Aurora in a stock-for-stock transaction. Under terms of the agreement, each share of Aurora common stock will convert into shares of newly issued Vertex common stock at a fixed ratio of 0.62 shares of Vertex common stock for each share of Aurora common stock. Upon completion of the merger, outstanding options to purchase Aurora common stock will become options to purchase shares of Vertex common stock, at the same exchange ratio of 0.62. The transaction is intended to be accounted for as a pooling-of-interests. The merger, which has been unanimously approved by the Boards of Directors of both Vertex and Aurora and is expected to close in the third quarter of 2001, is subject to approval by the shareholders of both Vertex and Aurora, regulatory approval, and other closing conditions. Aurora filed a Form 8-K on April 30, 2001 in connection with this transaction.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or our future financial performance. Such statements are only predictions and actual events or results may differ materially. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

Aurora Biosciences Corporation is a drug discovery company that develops and commercializes technologies, products and services to accelerate the discovery of new medicines. Our core technologies include a broad portfolio of proprietary fluorescence assays and screening platforms designed to provide an integrated solution for drug discovery. Our fluorescence assay technologies include our GeneBLAzer(TM), GenomeScreen(TM), Vivid(TM) and PhosphoryLIGHT(TM) technologies, as well as a broad collection of fluorescent proteins. Our screening platforms include our ultra-high throughput screening system, the UHTSS(R) Platform, and our automated master compound store, the AMCS Platform, as well as our ion channel screening platform, which includes our proprietary voltage sensor probes and voltage ion probe reader, the VIPR(TM) subsystem. We also provide assay development and screening services as part of our drug discovery collaborations. In addition, as a result of our acquisition of PanVera Corporation in March 2001, we are engaged in manufacturing and marketing protein drug targets and drug screening assays for high-throughput screening and we also distribute biotechnology products for other companies.

On April 30, 2001, we announced that we had entered into a definitive agreement with Vertex Pharmaceuticals Incorporated ("Vertex") whereby Vertex will acquire us in a stock-for-stock transaction. Under terms of the agreement, each share of our common stock will convert into shares of newly issued Vertex common stock at a fixed ratio of 0.62 shares of Vertex common stock for each share of our common stock. Upon completion of the merger, outstanding options to purchase our common stock will become options to purchase shares of Vertex common stock, at the same exchange ratio of 0.62. The transaction is intended to be accounted for as a pooling-of-interests. The merger, which has been unanimously approved by our Board of Directors and the Board of Directors of Vertex and is expected to close in the third quarter of 2001, is subject to approval by our shareholders and the shareholders of Vertex, regulatory approval, and other closing conditions.

We had an accumulated deficit of $19.5 million as of March 31, 2001. Our objective for 2001 is to continue increasing revenue and to reinvest profits by increasing our research and development budget by over 60% in 2001 as compared to 2000. The increased research and development expenditures will be used to hire additional scientists and acquire and screen drug targets. In light of this reinvestment of profits, Aurora is targeting approximately break-even performance in 2001, although individual quarters may be subject to fluctuations.

Revenue is predominately derived from sales of services, technology, instruments, products and intellectual property licenses. Revenue to date has been generated from a limited number of customers in the life sciences industry in the U.S. and Europe. Many of our agreements provide for future milestone payments from drug development achievements and royalties from the sale of products derived from certain of our technologies. However, customers may not ever generate products from technology provided by us and thus we may not ever receive milestone payments or royalties.

We may encounter significant fluctuations in our quarterly financial performance depending on factors such as revenue from existing and future contracts and collaborations, timing of the delivery of technologies and systems and the completion of contracted service commitments to our customers. In addition, our research and development expenses may increase significantly as a result of the implementation and future potential expansion of our Big Biology(TM) initiative. We will also continue to invest in new technologies to expand our core drug discovery capabilities. Accordingly, our results of operations for any period may not be comparable to, or predictive of, the results of operations for any other period.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenue increased 15%, to $17.5 million for the three months ended March 31, 2001 as compared to $15.3 million for the three months ended March 31, 2000. The increase in revenue was the result of new product sales in the first quarter 2001 associated with PanVera Corporation. Also included in first quarter 2001 revenue are amounts generated from collaborative research agreements with Organon, Families of Spinal Muscular Atrophy, Senomyx, Inc. and a licensing agreement with Greiner Bio-One. In addition, we recognized revenue under other existing collaborations. Offsetting the revenue increase associated with the aforementioned agreements was the completion during 2000 of discovery programs with GlaxoSmithKline and Becton, Dickinson and Company, both of which had produced revenue in the first quarter 2000.

Total operating expenses increased 29% to $20.6 million for the three months ended March 31, 2001 as compared to $16.0 million for three months ended March 31, 2000. The increase in operating expenses was due in part to a 34% increase in the number of full-time employees over the first quarter of 2000, and in part to merger-related charges of $1.0 million. Research and development expenses increased 98% over the prior year first quarter, as much of the recent growth of the company has been focused in this area. Selling, general and administrative expenses increased 42% over the first quarter of 2000 due in part to the $1.0 million of merger-related charges.

Net interest and other income increased $0.6 million over the prior first quarter due primarily to a full quarter effect in 2001 of interest income resulting from a $71 million private placement of common stock in February 2000. Also included in net interest and other income for the three months ended March 31, 2001 is a realized gain of $0.4 million associated with the sale of our preferred stock investment in SIDDCO, which was acquired by Discovery Partners International in January 2001. Offsetting this realized gain was a loss of $0.3 million that we recognized in the first quarter 2001 related to a net write-down of our investment in Southern California Edison Company bonds.

Provision for income taxes increased $0.1 million in the first quarter of 2001 compared to the same period in 2000 primarily as a result of merger-related deferred tax asset allowance adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we held cash, cash equivalents and investment securities available-for-sale of $102 million and had working capital of $101 million. We have funded our operations to date primarily through the issuance of equity securities, receipts from corporate collaborations and strategic technology alliances, notes payable, capital equipment lease and loan financing, and interest income.

At March 31, 2001, we held restricted cash totaling $2.5 million, consisting of $2.4 million of cash and certificates of deposit restricted by Industrial Revenue Bonds ("IRB"), and a $0.1 million certificate of deposit securing a facility lease agreement letter of credit. The IRB restricted funds will be used over the remainder of 2001 and the letter of credit restricted funds will be reduced on a predetermined schedule.

We have entered into certain contractual commitments, subject to satisfactory performance by third parties, which obligate expenditures totaling approximately $7.0 million over the next five years.

Our strategy for the development of the UHTSS Platform includes the establishment of a syndicate of collaborators to provide us with funding for development, technology and personnel resources and

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

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

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

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

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At March 31, 2001, we held an investment of $2.0 million face value in bonds issued by Southern California Edison Company ("SCE"). The investment, which is scheduled to mature in June 2001, is included in investment securities, available for sale at a carrying value of $1.7 million. Recently, public rating agencies have downgraded the quality of SCE debt instruments and, as a result, we recognized a loss of $0.3 million during the quarter ended March 31, 2001 related to the net-write down of our investment in SCE to its fair market value at March 31, 2001. We believe that the fair value of this investment has declined since the balance sheet date, however, the ultimate decline and the net realizable value of this investment is not currently practicably determinable.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2001, our Board of Directors approved a number of stockholder protection measures as amendments to our Certificate of Incorporation and Bylaws. The stockholder protection measures included the following matters that do not require stockholder approval:

- elimination of stockholders' ability to call a special meeting of stockholders;

-  elimination of stockholders' ability to adjourn a stockholders' meeting; and

- granting authority to our board of directors to cancel a special meeting of stockholders.

We also submitted a number of additional stockholder protection measures for stockholder approval as described in our 2001 Notice of Annual Meeting and Proxy Statement.

In March 2001, our Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of April 17, 2001 received rights to purchase shares of a new series of Preferred Stock. The rights were distributed as a non-taxable dividend and will expire ten years from the date of adoption of the Stockholder Rights Plan. The rights will be exercisable only if a person or group acquires 15 percent or more of our common stock. If a person acquires 15 percent or more of our common stock, all rights holders except the buyer will be entitled to acquire shares of our common stock at a discount. Our proposed merger transaction with Vertex Pharmaceuticals Incorporated will not trigger these rights under the Stockholder Rights Plan. We filed a Form 8-K on April 5, 2001 in connection with the adoption of the Stockholder Rights Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None.

(b)   Reports on Form 8-K:

      Form 8-K filed February 7, 2001 updating our business overview.

      Form 8-K filed March 7, 2001 disclosing the completion of the acquisition of PanVera Corporation on March 1, 2001.

                         AURORA BIOSCIENCES CORPORATION
                                 MARCH 31, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          Aurora Biosciences Corporation



Date: May 11, 2001                        By:  /s/ John Pashkowsky
                                             ----------------------------------
                                                   John Pashkowsky
                                                   Vice President, Finance and
                                                   Treasurer
                                                   (on behalf of the Registrant
                                                   and as Registrant's Principal
                                                   Financial and Accounting
                                                   Officer)